Form 10-Q
period 1996-03-31
PRESLEY COMPANIES /DE
filed 1996-05-14
CIK 878093

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                               ----------------

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18001



                             THE PRESLEY COMPANIES
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                      33-0475923
  -----------------------------------------                ------------------
         (State or jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                      Identification No.)


           19 Corporate Plaza
       Newport Beach, California                                  92660
 ------------------------------------------                 -----------------
  (Address of principal executive offices)                      (Zip Code)


                                 (714) 640-6400
- - ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                 Not Applicable
- - ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X                       NO
                          -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Outstanding at
Class of Common Stock                                     March 31, 1996
- - ---------------------                                     --------------
Series A, par value $.01                                    17,838,535
Series B, restricted voting convertible, par value $.01     34,357,143


- - --------------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX


                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 1996 and
             December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations - Three Months Ended
             March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Consolidated Statement of Stockholders' Equity - Three Months
             Ended March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Consolidated Statements of Cash Flows - Three Months Ended
             March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .   6

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of  Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .   8


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (in thousands except number of shares and par value per share)


                                                                          March 31,     December 31,
                                                                            1996            1995
                                                                         -----------    ------------
                                                                         (unaudited)
                                               ASSETS
Cash and cash equivalents                                                  $  3,082       $  4,217
Receivables                                                                   5,892          5,304
Real estate inventories                                                     316,585        315,535
Property and equipment, less accumulated
  depreciation of $987 and $850 at March 31, 1996
  and December 31, 1995, respectively                                         2,582          2,577
Deferred loan costs                                                           5,111          5,366
Other assets                                                                  8,890          7,934
                                                                           --------       --------
                                                                           $342,142       $340,933
                                                                           ========       ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $  11,184      $  10,551
Accrued expenses                                                             15,256         21,887
Notes payable                                                                43,962         34,434
12 1/2% Senior Notes due 2001                                               190,000        190,000
                                                                           --------       --------
                                                                            260,402        256,872
                                                                           --------       --------
Stockholders' equity
  Common stock:
      Series A common stock, par value $.01 per share;
         100,000,000 shares authorized; 17,838,535 issued
         and outstanding at March 31, 1996 and
         December 31, 1995, respectively                                        178            178

      Series B restricted voting convertible common stock,
         par value $.01 per share; 50,000,000 shares authorized;
         34,357,143 shares issued and outstanding at March 31,
         1996 and December 31, 1995, respectively                               344            344

  Additional paid-in capital                                                114,599        114,599

  Accumulated deficit from January 1, 1994 (Note 1)                         (33,381)       (31,060)
                                                                           --------       --------
                                                                             81,740         84,061
                                                                           --------       --------
                                                                           $342,142       $340,933
                                                                           ========       ========

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per common share amounts)
                                  (unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1996        1995
                                                    --------    --------
Sales
  Homes                                             $ 60,612    $ 56,230
  Lots, land and other                                   459      11,690
                                                    --------    --------
                                                      61,071      67,920
                                                    --------    --------
Operating costs
   Cost of sales - homes                             (54,438)    (52,552)
   Cost of sales - lots, land and other                 (327)    (11,778)
   Sales and marketing                                (4,844)     (5,098)
   General and administrative                         (3,702)     (3,152)
                                                    --------    --------
                                                     (63,311)    (72,580)
                                                    --------    --------

Operating loss                                        (2,240)     (4,660)

Interest expense, net of amounts capitalized            (760)       (933)

Other income (expense), net                              679         213
                                                    --------    --------

Loss before income taxes                              (2,321)     (5,380)

Credit for income taxes                                    -       2,206
                                                    --------    --------

Net loss                                            $ (2,321)   $ (3,174)
                                                    ========    ========

Net loss per common share (Note 1)                  $  (0.04)   $  (0.06)
                                                    ========    ========

                             THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                 (in thousands)
                                  (unaudited)

                                           Common Stock
                                  ------------------------------              Accumulated
                                     Series A        Series B     Additional  Deficit from
                                  --------------  --------------   Paid-In     January 1,
                                  Shares  Amount  Shares  Amount   Capital        1994        Total
                                  ------  ------  ------  ------  ----------  ------------   -------
Balance - December 31, 1995       17,839   $178   34,357   $344    $114,599     $(31,060)    $84,061

Net loss                               -      -        -      -           -       (2,321)     (2,321)
                                  ------   ----   ------   ----    --------     --------     -------
Balance - March 31, 1996          17,839   $178   34,357   $344    $114,599     $(33,381)    $81,740
                                  ======   ====   ======   ====    ========     ========     =======

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               1996            1995
                                                                             --------        --------
OPERATING ACTIVITIES
  Net loss                                                                   $ (2,321)       $ (3,174)
  Adjustments to reconcile net loss to net
     cash provided by operating activities
        Depreciation and amortization                                             136              97
        Net changes in operating assets and liabilities:
           Other receivables                                                     (619)         (2,585)
           Real estate inventories                                             (1,050)         10,911
           Deferred loan costs                                                    255             122
           Other assets                                                          (956)           (388)
           Accounts payable                                                       633           3,016
           Accrued expenses                                                    (6,631)         (5,623)
           Income taxes payable                                                     -          (2,206)
                                                                             --------        --------
   Net cash (used in) provided by operating activities                        (10,553)            170
                                                                             --------        --------

INVESTING ACTIVITIES
  Issuance of notes receivable                                                      -            (120)
  Principal payments on notes receivable                                           31               9
  Property and equipment, net                                                    (141)           (236)
                                                                             --------        --------
  Net cash used in investing activities                                          (110)           (347)
                                                                             --------        --------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                     33,835          11,748
  Principal payments on notes payable                                         (24,307)        (15,851)
                                                                             --------        --------
  Net cash provided by (used in) financing activities                           9,528          (4,103)
                                                                             --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,135)         (4,280)

CASH AND CASH EQUIVALENTS - beginning of period                                 4,217          20,643
                                                                             --------        --------
CASH AND CASH EQUIVALENTS - end of period                                    $  3,082        $ 16,363
                                                                             ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized       $    984        $    965
                                                                             ========        ========

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. The net amount of such revaluation adjustments, together with the accumulated deficit as of the date thereof, was transferred to paid-in capital in accordance with the accounting principles applicable to quasi-reorganizations. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The consolidated financial statements include the accounts of the Company and all majority-owned or controlled subsidiaries and joint ventures. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company.

Net loss per common share for the three months ended March 31, 1996 and 1995 is based on 52,195,678 of Series A and Series B common stock outstanding.


NOTE 2 - SALE AND LEASEBACK OF CERTAIN MODEL HOMES

During the quarter ended March 31, 1996, the Company completed a bulk transaction in which 57 model homes were sold and leased back to the Company, resulting in total revenue to the Company of approximately $9,750,000. The individual leases expire at various dates through 2001, but may be extended under certain circumstances.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 1995.


FINANCIAL CONDITION AND LIQUIDITY

The Company provides for its ongoing cash requirements from internally generated funds from the sales of real estate and from outside borrowings. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"), a secured revolving lending facility (the "Working Capital Facility"), construction loans relating to Horsethief Canyon Partners, its wholly-owned joint venture partnership, a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the latter two facilities collectively the "Joint Venture Facilities"), and a revolving line of credit relating to construction on certain real property located in Arizona and New Mexico (the "Other Facilities"), which are summarized below.


SENIOR NOTES

The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200,000,000 of Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The following discussion of the Senior Notes should be read in conjunction with the Registration Statement as filed with the Securities and Exchange Commission.

The 12 1/2% Senior Notes due 2001 (the "Senior Notes") were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly-owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and the Other Facilities. Because the California Presley guarantee is not secured, holders are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company". Interest on the Senior Notes is payable on January 1 and July 1 of each year.

Except as set forth in the Indenture Agreement (the "Indenture"), the Senior Notes are not redeemable by Presley prior to July 1, 1998. Thereafter, the Senior Notes will be redeemable at the option of Delaware Presley, in whole or in part, at the redemption prices set forth in the Indenture.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (CONTINUED)


The Senior Notes are senior obligations of Presley and rank pari passu in right of payment to all existing and future unsecured indebtedness of Presley, and senior in right of payment to all future indebtedness of the Company which by its terms is subordinated to the Senior Notes.

Upon a Change of Control as described in the Indenture, Presley must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delware Presley's Consolidated Tangible Net Worth is less than $60,000,000 for any two consecutive fiscal quarters, and from the proceeds of certain asset sales.

The Indenture governing the Senior Notes restricts, among other things: (i) the payment of dividends on and redemptions of capital stock by Presley, (ii) the incurrence of indebtedness by Presley or the issuance of preferred stock by Delaware Presley's subsidiaries, (iii) the creation of certain liens, (iv) Delaware Presley's ability to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another person, and (v) transactions with affiliates. These restrictions are subject to a number of important qualifications and exceptions.


WORKING CAPITAL FACILITY

The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at March 31, 1996 was approximately $202,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at March 31, 1996 was $34,900,000.

The Working Capital Facility has a termination date of May 20, 1997, with two one-year extensions at the Company's option. Upon any extension of the termination date, the Company would pay an extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below) for each year extended.

Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the prime rate plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than the prime rate option in effect at December 31, 1993 (8.00%). In addition, the Company pays a loan fee of 1% per annum, payable quarterly, on the total Working Capital Facility commitment amount.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The Working Capital Facility now provides that the Company must maintain a Tangible Effective Net Worth as of the last day of any fiscal quarter of not less than $70,000,000. The Working Capital Facility also provides that as of the last day of any fiscal quarter the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
3.75 to 1 and that the ratio of Adjusted Total Liabilities (the Company's and its unconsolidated partnerships' Total Liabilities and Letters of Credit) (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
4.0 to 1. At March 31, 1996 the Company's Tangible Effective Net Worth was approximately $76,629,000, the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.40 to 1, and the ratio of Adjusted Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.41 to 1.

The Working Capital Facility requires certain minimum cash flow and pre-tax and pre-interest tests. The Working Capital Facility also provides for negative covenants which, among other things, place limitations on the payment of cash dividends, merger transactions, transactions with affiliates, the incurrence of additional debt and the acquisition of new land as described in the following paragraph.

Under the terms of the Working Capital Facility, the Company may acquire new improved land for development of housing units of no more than 300 lots in any one location without approval from the lenders if certain conditions are satisfied. The Company may, however, acquire any new raw land or improved land provided the Company has obtained the prior written approval of lenders holding two-thirds of the obligations under the Working Capital Facility.


JOINT VENTURE FACILITIES

Horsethief Canyon Partners ("HCP"), the partnership that owns the Horsethief Canyon master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. The construction of the project is currently being financed through intract loans to prepare finished lots for the construction of homes and construction loans to finance the construction of homes.

The intract and construction loans of HCP mature at varying dates through December 1997 and have aggregate commitments of $5,781,000, of which $2,815,000 was outstanding as of March 31, 1996. Interest rates on the intract and construction loans range from prime plus 1.25% to prime plus 1.50%.

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is also a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective as of March 1995, the development and construction of the project is financed through a revolving line of credit. The revolving line of credit consists of several components

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

relating to production units, models and residential lots. At March 31, 1996, the revolving line of credit had an outstanding balance of $2,834,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $29,000,000, and is subject to further limitations as described in the following paragraph. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.


OTHER FACILITIES

Effective in October 1995, the Company executed a master credit agreement with a maximum loan commitment of $5,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes on certain real property located in Arizona and New Mexico. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on November 30, 1998. The outstanding balance under this facility, together with the outstanding balance under the CMR facility described in the preceding paragraph, may not exceed $29,000,000. As of March 31, 1996 the outstanding balance under this agreement was $3,413,000.


ASSESSMENT DISTRICT BONDS AND SELLER FINANCING

In some locations in which the Company develops its projects, assessment district bonds are issued by municipalities to finance major infrastructure improvements and fees. Such financing has been an important part of financing master-planned communities due to the long-term nature of the financing, favorable interest rates when compared to the Company's other sources of funds and the fact that the bonds are sold, administered and collected by the relevant government entity. As a landowner benefited by the improvements, the Company is responsible for the assessments on its land. When Presley's homes or other properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments.

Another potential source of financing available to the Company is seller-provided financing for land acquired by the Company. Although the Company has not used this form of financing significantly in the past few years, it is possible that such financing may be available and utilized to a greater extent in the future.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


                             RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                              As of and for
                                                            the Three Months
                                                            Ended March 31,
                                                            ----------------
                                                            1996        1995
                                                            ----        ----
Number of homes sold                                         591         356
                                                             ===         ===
Number of homes closed                                       369         344
                                                             ===         ===
Backlog of homes sold but not closed at end of period        538         265
                                                             ===         ===

The increase in net new home orders and backlog in the first quarter of 1996, as compared with the first quarter of 1995, is the result of the Company's return to the Arizona market from which it had been absent for approximately three years, and the result of increases in the Company's Southern California, Northern California and New Mexico markets. The increase in closings in the first quarter of 1996, as compared with the first quarter of 1995, is the result of the Company's return to the Arizona market and the sale of 57 model homes described below, offset by decreases in the Company's Southern California and Northern California markets.

Homes in backlog are generally closed within three to six months and substantially all will be closed within six months after the end of the period indicated. The dollar amount of backlog of homes sold but not closed as of March 31, 1996 was $90,494,000, as compared to $41,148,000 as of March 31, 1995 and $51,325,000 as of December 31, 1995. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 22% during 1995 and approximately 19% during the first three months of 1996.

The number of homes closed in the first quarter of 1996 was up 7 percent to 369 from 344 in the first quarter of 1995. Net new home orders for the quarter ended March 31, 1996 increased 66 percent to 591 units from 356 a year ago.
For the first quarter of 1996, net new orders increased 52 percent to 591 from 389 units in the fourth quarter of 1995. The backlog of homes sold as of March 31, 1996 was 538, up 103 percent from 265 units a year earlier, and up 70 percent from 316 units at December 31, 1995. The Company's inventory of completed and unsold homes as of March 31, 1996 decreased to 96 units from 110 units as of December 31, 1995.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Net new home orders and closings for the first quarter of 1996 include 57 model homes which were sold and leased back to the Company in a bulk transaction resulting in total revenue to the Company of approximately $9,750,000.

In general, housing demand is adversely affected by increases in interest and housing costs. Interest rates, the length of time that assets remain in inventory, and the proportion of inventory that is financed affect the Company's interest cost. If the Company is unable to raise sales prices sufficiently to compensate for higher costs, which has generally been the case recently, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's sales, gross margins and net results may be adversely impacted. To a limited extent, the Company hedges against certain increases in interest costs by acquiring interest rate protection that locks in or caps interest rates for limited periods of time for mortgage financing for prospective homebuyers.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

Sales (which represent recorded revenues from closings) for the three months ended March 31, 1996 were $61.1 million, a decrease of $6.8 million (10.0%), from sales of $67.9 million for the three months ended March 31, 1995. Revenue from sales of homes increased $4.4 million to $60.6 million in the 1996 period (which included $9.7 million from the sale of model homes as described above) from $56.2 million in the 1995 period. This increase was due primarily to an increase in the number of homes closed to 369 in the 1996 period (which included 57 model units as described above) from 344 in the 1995 period and an increase in the average sales prices of homes to $164,000 in the 1996 period from $163,000 in the 1995 period. Revenue from lots, land and other decreased $11.2 million to $0.5 million in the 1996 period from $11.7 million in the 1995 period.

Total operating loss decreased from a loss of $4.7 million in the 1995 period to a loss of $2.2 million in the 1996 period. The excess of revenue from sales of homes over cost of sales - homes increased by $2.5 million, to $6.2 million in the 1996 period from $3.7 million in the 1995 period. These increases were primarily due to increased sales prices and an increase in the number of homes closed as described above and decreases in buyer incentives. Sales and marketing expenses decreased by $0.3 million to $4.8 million in the 1996 period from $5.1 million in the 1995 period primarily as a result of decreased advertising and other selling expenses in the 1996 period compared to the 1995 period. General and administrative expenses increased by $0.5 million to $3.7 million in the 1996 period from $3.2 million in the 1995 period, primarily as a result of increased overhead from start-up operations in Arizona and Nevada.

Total interest incurred during the 1996 period decreased $1.0 million (11.6%) from the 1995 period as a result of a reduction in debt levels and decreased interest rates. Net interest expense decreased to $0.8 million in the 1996 period from $0.9 million for the 1995 period. This decrease was due primarily to an increase in development activities in the 1996 period compared to the 1995 period (resulting in increased interest capitalization) and by decreases in interest rates.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)



Other (income) expense, net increased $0.5 million to a net income of $0.7 million in the 1996 period from a net income of $0.2 million in the 1995 period primarily as a result of (i) increased income from recreational facilities and
(ii) increased income from mortgage operations.


CASH FLOWS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

Net cash provided by operating activities decreased from $0.2 million in the 1995 period to net cash used of $10.6 million in the 1996 period. The change was primarily due to an increase in real estate inventories in the 1996 period as compared to a decrease in real estate inventories in the 1995 period, as a result of increased land acquisition and construction activity.

Net cash used in investment activities decreased from $0.3 million in the 1995 period to $0.1 million in the 1996 period. The change was primarily due to a decrease in the purchase of property and equipment.

Net cash provided by financing activities increased to $9.5 million in the 1996 period from net cash used of $4.1 million in the 1995 period. The change was primarily due to an increase in net borrowings activity.

                             THE PRESLEY COMPANIES

                          PART II.  OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5.  Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (A)   EXHIBITS.

                  Exhibit 27 - Financial Data Schedule


            (B) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                             THE PRESLEY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 8, 1996                   By:  /s/ DAVID M. SIEGEL
                                          ---------------------------------
                                              David M. Siegel
                                              Senior Vice President,
                                              Chief Financial Officer
                                              and Treasurer (Principal
                                              Financial Officer)



Date:  May 8, 1996                   By:  /s/ W. DOUGLASS HARRIS
                                          ---------------------------------
                                              W. Douglass Harris
                                              Vice President,
                                              Corporate Controller
                                              (Principal Accounting Officer)