Form 10-Q
period 1996-06-30
PRESLEY COMPANIES /DE
filed 1996-08-13
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18001


                             THE PRESLEY COMPANIES
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                              33-0475923
  (State or jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        19 Corporate Plaza                                       92660
     Newport Beach, California                                 (Zip Code)
(Address of principal executive offices)

                                 (714) 640-6400
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES    X                                   NO
            ------                                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                               Outstanding at
Class of Common Stock                                          June 30, 1996
- ---------------------                                          --------------
[S]                                                             [C]
Series A, par value $.01                                           17,838,535
Series B, restricted voting convertible, par value $.01            34,357,143

- -----------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX



                                                                                                  Page No.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 1996 and
             December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations - Three and Six Months Ended
             June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Consolidated Statement of Stockholders' Equity - Six Months
             Ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Consolidated Statements of Cash Flows - Six Months Ended
             June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 2.  Management's Discussion and Analysis of  Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (in thousands except number of shares and par value per share)


                                                                           June 30,             December 31,
                                                                             1996                  1995
                                                                          -----------           ------------
                                                                          (unaudited)
                                                ASSETS
Cash and cash equivalents                                                  $  3,095              $  4,217
Receivables                                                                   6,953                 5,304
Real estate inventories                                                     312,465               315,535
Property and equipment, less accumulated
  depreciation of $1,139 and $850 at June 30, 1996
  and December 31, 1995, respectively                                         2,759                 2,577
Deferred loan costs                                                           4,856                 5,366
Other assets                                                                  9,673                 7,934
                                                                           --------              --------
                                                                           $339,801              $340,933
                                                                           ========              ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $  9,770              $ 10,551
Accrued expenses                                                             21,147                21,887
Notes payable                                                                36,777                34,434
12 1/2% Senior Notes due 2001                                               190,000               190,000
                                                                           --------              --------
                                                                            257,694               256,872
                                                                           --------              --------
Stockholders' equity
  Common stock:
      Series A common stock, par value $.01 per share;
         100,000,000 shares authorized; 17,838,535 issued
         and outstanding at June 30, 1996 and
         December 31, 1995, respectively                                        178                   178

      Series B restricted voting convertible common stock,
         par value $.01 per share; 50,000,000 shares authorized;
         34,357,143 shares issued and outstanding at June 30,
         1996 and December 31, 1995, respectively                               344                   344

  Additional paid-in capital                                                114,599               114,599

  Accumulated deficit from January 1, 1994 (Note 1)                         (33,014)              (31,060)
                                                                           --------              --------
                                                                             82,107                84,061
                                                                           --------              --------
                                                                           $339,801              $340,933
                                                                           ========              ========

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per common share amounts)
                                  (unaudited)



                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                          -----------------------          ------------------------
                                                            1996            1995              1996           1995
                                                          --------       --------          ---------      ---------
Sales
  Homes                                                   $ 81,405       $ 50,538          $ 142,017      $ 106,768
  Lots, land and other                                         814          9,678              1,273         21,368
                                                          --------       --------          ---------      ---------
                                                            82,219         60,216            143,290        128,136
                                                          --------       --------          ---------      ---------
Operating costs
   Cost of sales - homes                                   (71,413)       (46,535)          (125,851)       (99,087)
   Cost of sales - lots, land and other                       (904)        (9,748)            (1,231)       (21,526)
   Reduction of real estate assets to
      estimated net realizable value                             -         (9,400)                 -         (9,400)
   Sales and marketing                                      (5,839)        (4,720)           (10,683)        (9,818)
   General and administrative                               (3,452)        (3,291)            (7,154)        (6,443)
                                                          --------       --------          ---------      ---------
                                                           (81,608)       (73,694)          (144,919)      (146,274)
                                                          --------       --------          ---------      ---------

Operating income (loss)                                        611        (13,478)            (1,629)       (18,138)

Interest expense, net of amounts capitalized                  (519)          (564)            (1,279)        (1,497)

Other income (expense), net                                    275            686                954            899
                                                          --------       --------          ---------      ---------

Income (loss) before income taxes and
   extraordinary item                                          367        (13,356)            (1,954)       (18,736)

Credit for income taxes                                          -          2,492                  -          4,698
                                                          --------       --------          ---------      ---------

Net income (loss) before extraordinary item                    367        (10,864)            (1,954)       (14,038)

Extraordinary item - gain from retirement of
   debt, net of applicable income taxes of
   $503                                                          -            724                  -            724
                                                          --------       --------          ---------      ---------

Net income (loss)                                         $    367       $(10,140)         $  (1,954)     $ (13,314)
                                                          ========       ========          =========      =========

Net income (loss) per common share - Note 1               $   0.01       $  (0.19)         $   (0.04)     $   (0.26)
                                                          ========       ========          =========      =========

                             THE PRESLEY COMPANIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                 (in thousands)
                                  (unaudited)







                                                Common Stock
                                  ------------------------------------------                   Accumulated
                                       Series A                 Series B         Additional    Deficit from
                                  -------------------      -----------------      Paid-In       January 1,
                                  Shares     Amount        Shares     Amount      Capital          1994          Total
                                  ------     ------        ------     ------     ----------    ------------     -------
Balance - December 31, 1995       17,839      $178         34,357      $344       $114,599      $(31,060)       $84,061

Net loss                               -         -              -         -              -        (1,954)        (1,954)
                                  ------      ----         ------      ----       --------      --------        -------
Balance - June 30, 1996           17,839      $178         34,357      $344       $114,599      $(33,014)       $82,107
                                  ======      ====         ======      ====       ========      ========        =======

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               ------------------------
                                                                                 1996            1995
                                                                               --------        --------
OPERATING ACTIVITIES
  Net loss                                                                     $ (1,954)       $(13,314)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation and amortization                                               291             219
        Reduction of real estate assets to estimated net
          realizable value                                                            -           9,400
        Net changes in operating assets and liabilities:
           Other receivables                                                     (1,693)         (1,455)
           Real estate inventories                                                3,070          14,460
           Deferred loan costs                                                      510             688
           Other assets                                                          (1,739)            748
           Accounts payable                                                        (781)         (1,672)
           Accrued expenses                                                        (740)           (651)
           Income taxes                                                               -          (4,195)
                                                                               --------        --------
   Net cash provided by (used in) operating activities                           (3,036)          4,228
                                                                               --------        --------

INVESTING ACTIVITIES
  Issuance of notes receivable                                                        -             (95)
  Principal payments on notes receivable                                             44              88
  Property and equipment, net                                                      (473)           (478)
                                                                               --------        --------
  Net cash used in investing activities                                            (429)           (485)
                                                                               --------        --------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                       51,639          26,869
  Principal payments on notes payable                                           (49,296)        (30,942)
  Retirement of debt                                                                  -         (10,000)
                                                                               --------        ---------
  Net cash provided by (used in) financing activities                             2,343         (14,073)
                                                                               --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,122)        (10,330)

CASH AND CASH EQUIVALENTS - beginning of period                                   4,217          20,643
                                                                               --------        --------

CASH AND CASH EQUIVALENTS - end of period                                      $  3,095        $ 10,313
                                                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized         $  1,518        $  1,104
                                                                               ========        ========
  Cash paid during the period for income taxes                                 $      -        $      -
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

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Net income (loss) per common share for the three and six months ended June 30, 1996 and 1995 is based on 52,195,678 of Series A and Series B common stock outstanding.


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


WORKING CAPITAL FACILITY

The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships, certain real estate assets of the Company in Arizona and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at June 30, 1996 was approximately $201,833,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at June 30, 1996 was $30,000,000.

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

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)


The Working Capital Facility now provides that the Company must maintain a Tangible Effective Net Worth as of the last day of any fiscal quarter of not less than $70,000,000. The Working Capital Facility also provides that as of the last day of any fiscal quarter the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
3.75 to 1 and that the ratio of Adjusted Total Liabilities (the Company's and its unconsolidated partnerships' Total Liabilities and Letters of Credit) (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
4.0 to 1. At June 30, 1996 the Company's Tangible Effective Net Worth was approximately $77,251,000, the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.34 to 1, and the ratio of Adjusted Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.35 to 1.

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

At June 30, 1996 a total of $1,958,000 was outstanding under the intract and construction loans of HCP. Interest rates on the intract and construction loans range from prime plus 1.25% to prime plus 1.50%.

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is also a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective as of March 1995, the development and construction of the project is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At June 30, 1996, the revolving line of credit had

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

an outstanding balance of $876,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $29,000,000, and is subject to further limitations as described in the following paragraph. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.


OTHER FACILITIES

Effective in October 1995, the Company executed a master credit agreement with a maximum loan commitment of $5,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes on certain real property located in Arizona and New Mexico. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on November 30, 1998. The outstanding balance under this facility, together with the outstanding balance under the CMR facility described in the preceding paragraph, may not exceed $29,000,000. As of June 30, 1996 the outstanding balance under this agreement was $3,943,000.


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

                             RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog as of and for the periods presented are as follows:



                                                                        As of and for             As of and for
                                                                      the Three Months           the Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                      -----------------         ----------------
                                                                      1996        1995           1996       1995
                                                                      ----        ----          -----       ----
    Number of homes sold                                              478          388          1,069        744

    Number of homes closed                                            490          320            859        664

    Backlog of homes sold but not closed at end of period             526          333            526        333

The increase in net new home orders and backlog in the first six months of 1996, as compared with the first six months of 1995, is the result of the Company's return to the Arizona market from which it had been absent for approximately three years, the result of the Company's entry into the Nevada market, and the result of increases in the Company's Southern California, Northern California and New Mexico markets. The increase in closings in the first six months of 1996, as compared with the first six months of 1995, is the result of the Company's return to the Arizona market, the result of the Company's entry into the Nevada market, and the sale of 57 model homes described below, offset by decreases in the Company's Northern California markets.

Homes in backlog are generally closed within three to six months and substantially all will be closed within six months after the end of the period indicated. The dollar amount of backlog of homes sold but not closed as of June 30, 1996 was $93,791,000, as compared to $53,952,000 as of June 30, 1995 and $90,494,000 as of March 31, 1996. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 22% during 1995 and approximately 19% during the first six months of 1996.

The number of homes closed in the second quarter of 1996 was up 53 percent to 490 from 320 in the second quarter of 1995. Net new home orders for the quarter ended June 30, 1996 increased 23 percent to 478 units from 388 a year ago. For the second quarter of 1996, net new orders decreased 19 percent to 478 from 591 units in the first quarter of 1996. The backlog of homes sold as of June 30, 1996 was 526, up 58 percent from 333 units a year earlier, and down 2 percent from 538 units at March 31, 1996. The Company's inventory of completed and unsold homes as of June 30, 1996 decreased to 61 units from 96 units as of March 31, 1996.

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


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30,
1995

Sales (which represent recorded revenues from closings) for the three months ended June 30, 1996 were $82.2 million, an increase of $22.0 million (36.5%), from sales of $60.2 million for the three months ended June 30, 1995. Revenue from sales of homes increased $30.9 million to $81.4 million in the 1996 period from $50.5 million in the 1995 period. This increase was due primarily to an increase in the number of homes closed to 490 in the 1996 period from 320 in the 1995 period and an increase in the average sales prices of homes to $166,000 in the 1996 period from $158,000 in the 1995 period. Revenue from lots, land and other decreased $8.9 million to $0.8 million in the 1996 period from $9.7 million in the 1995 period.

Total operating income (loss) increased from a loss of $13.5 million in the 1995 period to income of $0.6 million in the 1996 period. The excess of revenue from sales of homes over cost of sales - homes increased by $6.0 million, to $10.0 million in the 1996 period from $4.0 million in the 1995 period. These increases were primarily due to increased sales prices and an increase in the number of homes closed as described above and decreases in buyer incentives. Reductions of real estate assets to estimated net realizable value amounting to $9.4 million were recorded in the 1995 period, with no corresponding charge in the comparable period for 1996. Sales and marketing expenses increased by $1.1 million to $5.8 million in the 1996 period from $4.7 million in the 1995 period primarily as a result of increased advertising and direct closings costs (directly related to increased revenue from closings) in the 1996 period compared to the 1995 period. General and administrative expenses increased by $0.2 million to $3.5 million in the 1996 period from $3.3 million in the 1995 period, primarily as a result of increased overhead from start-up operations in Arizona and Nevada.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

Total interest incurred during the 1996 period decreased $0.6 million (7.6%) from the 1995 period as a result of a reduction in debt levels and decreased interest rates. Net interest expense decreased to $0.5 million in the 1996 period from $0.6 million for the 1995 period. This decrease was due primarily to an increase in development activities in the 1996 period compared to the 1995 period (resulting in increased interest capitalization) and by decreases in interest rates.

Other (income) expense, net decreased $0.4 million to a net income of $0.3 million in the 1996 period from a net income of $0.7 million in the 1995 period primarily as a result of (i) decreased income from recreational facilities offset by (ii) increased income from mortgage operations.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

Sales (which represent recorded revenues from closings) for the six months ended June 30, 1996 were $143.3 million, an increase of $15.2 million (11.9%), from sales of $128.1 million for the six months ended June 30, 1995. Revenue from sales of homes increased $35.2 million to $142.0 million in the 1996 period (which included $9.7 million from the sale of model homes as described above) from $106.8 million in the 1995 period. This increase was due primarily to an increase in the number of homes closed to 859 in the 1996 period (which included 57 model units as described above) from 664 in the 1995 period and an increase in the average sales prices of homes to $165,000 in the 1996 period from $161,000 in the 1995 period. Revenue from lots, land and other decreased $20.1 million to $1.3 million in the 1996 period from $21.4 million in the 1995 period.

Total operating loss decreased from a loss of $18.1 million in the 1995 period to a loss of $1.6 million in the 1996 period. The excess of revenue from sales of homes over cost of sales - homes increased by $8.5 million, to $16.2 million in the 1996 period from $7.7 million in the 1995 period. These increases were primarily due to increased sales prices and an increase in the number of homes closed as described above and decreases in buyer incentives. Reductions of real estate assets to estimated net realizable value amounting to $9.4 million were recorded in the 1995 period, with no corresponding charge in the comparable period for 1996. Sales and marketing expenses increased by $0.9 million to $10.7 million in the 1996 period from $9.8 million in the 1995 period primarily as a result of increased closing costs (directly related to revenue from increased closings) in the 1996 period compared to the 1995 period. General and administrative expenses increased by $0.8 million to $7.2 million in the 1996 period from $6.4 million in the 1995 period, primarily as a result of increased overhead from start-up operations in Arizona and Nevada.

Total interest incurred during the 1996 period decreased $1.7 million (9.6%) from the 1995 period as a result of a reduction in debt levels and decreased interest rates. Net interest expense decreased to $1.3 million in the 1996 period from $1.5 million for the 1995 period. This decrease was due primarily to an increase in development activities in the 1996 period compared to the 1995 period (resulting in increased interest capitalization) and by decreases in interest rates.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)



Other (income) expense, net increased $0.1 million to a net income of $1.0 million in the 1996 period from a net income of $0.9 million in the 1995 period primarily as a result of (i) increased income from recreational facilities and
(ii) increased income from mortgage operations.


CASH FLOWS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

Net cash provided by operating activities decreased from $4.2 million in the 1995 period to net cash used of $3.0 million in the 1996 period. The change was primarily a result of increased land acquisition and construction activity.

Net cash used in investment activities decreased from $0.5 million in the 1995 period to $0.4 million in the 1996 period. The change was primarily due to a decrease in the notes receivable.

Net cash provided by financing activities increased to $2.3 million in the 1996 period from net cash used of $14.1 million in the 1995 period. The change was primarily due to an increase in net borrowings activity.

                             THE PRESLEY COMPANIES

                          PART II.  OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5.  Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (A)   EXHIBITS.

                  Exhibit 27 - Financial Data Schedule

            (B)   REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                             THE PRESLEY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 1996                By:  /s/ DAVID M. SIEGEL
                                         --------------------------------------
                                         David M. Siegel
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial Officer)



Date:  August 13, 1996                By:  /s/ W. DOUGLASS HARRIS
                                         --------------------------------------
                                         W. Douglass Harris
                                         Vice President, Corporate Controller
                                         (Principal Accounting Officer)