Form 10-Q
period 1996-09-30
PRESLEY COMPANIES /DE
filed 1996-11-13
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                           --------------------------


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-18001



                             THE PRESLEY COMPANIES
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                   33-0475923
----------------------------------------               ----------------------
        (State or jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                     Identification No.)


           19 Corporate Plaza
       Newport Beach, California                               92660
----------------------------------------               ----------------------
(Address of principal executive offices)                    (Zip Code)



                                 (714) 640-6400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X       NO
                            -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Outstanding at
   Class of Common Stock                             September 30, 1996
   ---------------------                             ------------------
   Series A, par value $.01                              17,838,535
   Series B, restricted voting convertible,
     par value $.01                                      34,357,143

                             THE PRESLEY COMPANIES

                                     INDEX



                                                                                                        Page No.
                                                                                                        -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

              Consolidated Balance Sheets - September 30, 1996 and December 31, 1995  . . . . . . . . . .  3

              Consolidated Statements of Operations - Three and Nine Months Ended
                  September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

              Consolidated Statement of Stockholders' Equity - Nine Months
                  Ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

              Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis of  Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)



                                                                         September 30,         December 31,
                                                                             1996                 1995
                                                                         -------------         ------------
                                                                          (unaudited)
                                              ASSETS
Cash and cash equivalents                                                  $  3,208              $  4,217
Receivables                                                                   7,314                 5,304
Real estate inventories                                                     319,890               315,535
Property and equipment, less accumulated
  depreciation of $1,298 and $850 at September 30,
  1996 and December 31, 1995, respectively                                    2,864                 2,577
Deferred loan costs                                                           4,602                 5,366
Other assets                                                                  8,723                 7,934
                                                                           --------              --------
                                                                           $346,601              $340,933
                                                                           ========              ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $  11,565             $  10,551
Accrued expenses                                                             15,281                21,887
Notes payable                                                                46,965                34,434
12 1/2% Senior Notes due 2001                                               190,000               190,000
                                                                           --------              --------
                                                                            263,811               256,872
                                                                           --------              --------
Stockholders' equity
  Common stock:
      Series A common stock, par value $.01 per share;
         100,000,000 shares authorized; 17,838,535 issued
         and outstanding at September 30, 1996 and
         December 31, 1995, respectively                                        178                   178

      Series B restricted voting convertible common stock,
         par value $.01 per share; 50,000,000 shares authorized;
         34,357,143 shares issued and outstanding at September
         30, 1996 and December 31, 1995, respectively                           344                   344

  Additional paid-in capital                                                114,599               114,599

  Accumulated deficit from January 1, 1994 (Note 1)                         (32,331)              (31,060)
                                                                           --------              --------
                                                                             82,790                84,061
                                                                           --------              --------
                                                                           $346,601              $340,933
                                                                           ========              ========

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per common share amounts)
                                  (unaudited)



                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                          -----------------------          -----------------------
                                                            1996           1995              1996           1995
                                                          --------       --------          ---------      ---------
Sales
  Homes                                                   $ 79,547       $ 58,503          $ 221,564      $ 165,271
  Lots, land and other                                           3          7,165              1,276         28.533
                                                          --------       --------          ---------      ---------
                                                            79,550         65,668            222,840        193,804
                                                          --------       --------          ---------      ---------
Operating costs
   Cost of sales - homes                                   (69,904)       (52,438)          (195,755)      (151,525)
   Cost of sales - lots, land and other                       (265)        (7,501)            (1,496)       (29,027)
   Reduction of real estate assets to
      estimated net realizable value                             -              -                  -         (9,400)
   Sales and marketing                                      (5,609)        (5,206)           (16,292)       (15,024)
   General and administrative                               (3,467)        (3,149)           (10,621)        (9,592)
                                                          --------       --------          ---------      ---------
                                                           (79,245)       (68,294)          (224,164)      (214,568)
                                                          --------       --------          ---------      ---------

Operating income (loss)                                        305         (2,626)            (1,324)       (20,764)

Interest expense, net of amounts capitalized                  (387)          (555)            (1,666)        (2,052)

Other income, net                                              765            545              1,719          1,444
                                                          --------       --------          ---------      ---------
Income (loss) before income taxes and
   extraordinary item                                          683         (2,636)            (1,271)       (21,372)

Credit (provision) for income taxes                              -          1,365                  -          6,063
                                                          --------       --------          ---------      ---------

Income (loss) before extraordinary item                        683         (1,271)            (1,271)       (15,309)

Extraordinary item - gain from retirement of
   debt, net of applicable income taxes                          -          1,964                  -          2,688
                                                          --------       --------          ---------      ---------

Net income (loss)                                         $    683       $    693          $  (1,271)     $ (12,621)
                                                          ========       ========          =========      =========

Net income (loss) per common share - Note 1:
   Before extraordinary item                              $   0.01       $  (0.02)         $   (0.02)     $   (0.29)
   Extraordinary item                                            -           0.03                  -           0.05
                                                          --------       --------          ---------      ---------
   After extraordinary item                               $   0.01       $   0.01          $   (0.02)     $   (0.24)
                                                          ========       ========          =========      =========

                             THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (in thousands)
                                  (unaudited)






                                                 Common Stock
                                  -----------------------------------------                    Accumulated
                                      Series A                 Series B         Additional     Deficit from
                                  -----------------       -----------------       Paid-In       January 1,
                                  Shares     Amount       Shares     Amount       Capital         1994           Total
                                  ------     ------       ------     ------     ----------     ------------     -------
Balance - December 31, 1995       17,839      $178        34,357      $344       $114,599       $(31,060)       $84,061

Net loss                               -         -             -         -              -         (1,271)        (1,271)
                                  ------      ----        ------      ----       --------       --------        -------

Balance - September 30, 1996      17,839      $178        34,357      $344       $114,599       $(32,331)       $82,790
                                  ======      ====        ======      ====       ========       ========        =======


                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            ------------------------
                                                                              1996            1995
                                                                            --------        --------
OPERATING ACTIVITIES
  Net loss                                                                  $ (1,271)       $(12,621)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
        Depreciation and amortization                                            449             340
        Reduction of real estate assets to estimated net
            realizable value                                                       -           9,400
        Gain on retirement of debt                                                 -          (4,556)
        Net changes in operating assets and liabilities:
           Other receivables                                                  (2,350)           (324)
           Real estate inventories                                            (4,355)         13,383
           Deferred loan costs                                                   764             634
           Other assets                                                         (789)            414
           Accounts payable                                                    1,014             (59)
           Accrued expenses                                                   (6,606)         (6,494)
           Income taxes                                                            -          (4,195)
                                                                            --------        --------
   Net cash (used in) provided by operating activities                       (13,144)         (4,078)
                                                                            --------        --------

INVESTING ACTIVITIES
  Issuance of notes receivable                                                     -          (2,162)
  Principal payments on notes receivable                                         340             262
  Property and equipment, net                                                   (736)           (752)
                                                                            --------        --------
  Net cash used in investing activities                                         (396)         (2,652)
                                                                            --------        --------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                    84,602          65,347
  Principal payments on notes payable                                        (72,071)        (46,431)
  Retirement of debt                                                               -         (24,215)
                                                                            --------        --------
  Net cash provided by (used in) financing activities                         12,531          (5,299)
                                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,009)        (12,029)

CASH AND CASH EQUIVALENTS - beginning of period                                4,217          20,643
                                                                            --------        --------

CASH AND CASH EQUIVALENTS - end of period                                   $  3,208        $  8,614
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for interest, net of amounts capitalized      $  2,346        $  1,769
                                                                            ========        ========
  Cash paid during the period for income taxes                              $      -        $      -
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

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Net income (loss) per common share for the three and nine months ended September 30, 1996 and 1995 is based on 52,195,678 of Series A and Series B common stock outstanding.


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


FINANCIAL CONDITION AND LIQUIDITY

The Company provides for its ongoing cash requirements from internally generated funds from the sales of real estate and from outside borrowings. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"), a secured revolving lending facility (the "Working Capital Facility"), a revolving line of credit relating to Horsethief Canyon Partners, its wholly-owned joint venture partnership, a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the latter two facilities collectively the "Joint Venture Facilities"), and a revolving line of credit relating to construction on certain real property located in Arizona and New Mexico (the "Other Facility"), which are summarized below.


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

The 12 1/2% Senior Notes due 2001 (the "Senior Notes") were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly-owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and the Other Facility. Because the California Presley guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company". Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60,000,000 for any two consecutive fiscal quarters, and from the proceeds of certain asset sales.

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


WORKING CAPITAL FACILITY

The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships, certain real estate assets of the Company in Arizona and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at September 30, 1996 was approximately $207,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at September 30, 1996 was $40,000,000.

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

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


The Working Capital Facility now provides that the Company must maintain a Tangible Effective Net Worth as of the last day of any fiscal quarter of not less than $70,000,000. The Working Capital Facility also provides that as of the last day of any fiscal quarter the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
3.75 to 1 and that the ratio of Adjusted Total Liabilities (the Company's and its unconsolidated partnerships' Total Liabilities and Letters of Credit) (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
4.0 to 1. At September 30, 1996 the Company's Tangible Effective Net Worth was approximately $78,188,000, the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.37 to 1, and the ratio of Adjusted Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.38 to 1.

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


JOINT VENTURE FACILITIES

Horsethief Canyon Partners ("HCP"), the partnership that owns the Horsethief Canyon master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Prior to October 4, 1996, the construction of the project was being financed through intract loans to prepare finished lots for the construction of homes and construction loans to finance the construction of homes. At September 30, 1996 a total of $2,109,000 was outstanding under the intract and construction loans of HCP. The interest rate on the intract and construction loans was prime plus 1.50%.

Effective on October 4, 1996, HCP executed a master credit agreement with a maximum loan commitment of $10,000,000 to finance the development of lots for residential homes and the construction of singe-family attached and detached production homes. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998. Availability under the line is subject to a number of limitations. The outstanding balance under this facility, together with the outstanding balances under the CMR facility and Other facility described below, may not exceed $29,000,000.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is also a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective as of March 1995, the development and construction of the project is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots.
At September 30, 1996, the revolving line of credit had an outstanding balance of $688,000. Availability under the line is subject to a number of limitations. The outstanding balance under this facility, together with the outstanding balance under the HCP facility described above and the outstanding balance under the Other facility described below, may not exceed $29,000,000. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.


OTHER FACILITY

Effective in October 1995, the Company executed a master credit agreement with a maximum loan commitment of $5,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes on certain real property located in Arizona and New Mexico. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on November 30, 1998. The outstanding balance under this facility, together with the outstanding balance under the HCP facility and the CMR facility described in the preceding paragraphs, may not exceed $29,000,000. As of September 30, 1996 the outstanding balance under this agreement was $4,168,000.


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                             RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog as of and for the periods presented are as follows:


                                                                 As of and for            As of and for
                                                                the Three Months         the Nine Months
                                                               Ended September 30,     Ended September 30,
                                                               -------------------     -------------------
                                                                 1996      1995          1996      1995
                                                                 ----      ----          -----     ----
    Number of homes sold                                          429       355          1,498     1,099

    Number of homes closed                                        467       356          1,326     1,020

    Backlog of homes sold but not closed at end of period         488       332            488       332

The increase in net new home orders and backlog in the first nine months of 1996, as compared with the first nine months of 1995, is the result of the Company's return to the Arizona market from which it had been absent for approximately three years, the result of the Company's entry into the Nevada market, and the result of increases in the Company's Southern California, Northern California and New Mexico markets. The increase in closings in the first nine months of 1996, as compared with the first nine months of 1995, is the result of the Company's return to the Arizona market, the result of the Company's entry into the Nevada market, the result of increases in the Company's New Mexico markets, and the sale of 57 model homes described below, offset by decreases in the Company's Northern California markets.

Closings of homes in backlog generally occur within six months of the date indicated. The dollar amount of backlog of homes sold but not closed as of September 30, 1996 was $91,513,000, as compared to $55,280,000 as of September 30, 1995 and $93,791,000 as of June 30, 1996. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 22% during 1995 and approximately 20% during the first nine months of 1996.

The number of homes closed in the third quarter of 1996 was up 31 percent to 467 from 356 in the third quarter of 1995. Net new home orders for the quarter ended September 30, 1996 increased 21 percent to 429 units from 355 a year ago. For the third quarter of 1996, net new orders decreased 10 percent to 429 from 478 units in the second quarter of 1996. The backlog of homes sold as of September 30, 1996 was 488, up 47 percent from 332 units a year earlier, and down 7 percent from 526 units at June 30, 1996. The Company's inventory of completed and unsold homes as of September 30, 1996 increased to 83 units from 61 units as of June 30, 1996.

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


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales (which represent recorded revenues from closings) for the three months ended September 30, 1996 were $79.5 million, an increase of $13.8 million (21%) from sales of $65.7 million for the three months ended September 30, 1995. Revenue from sales of homes increased $21.0 million to $79.5 million in the 1996 period from $58.5 million in the 1995 period. This increase was due primarily to an increase in the number of homes closed to 467 in the 1996 period from 356 in the 1995 period and an increase in the average sales prices of homes to $170,000 in the 1996 period from $164,000 in the 1995 period. Revenue from lots, land and other decreased $7.2 million to none in the 1996 period from $7.2 million in the 1995 period.

Total operating income (loss) increased from a loss of $2.6 million in the 1995 period to income of $0.3 million in the 1996 period. The excess of revenue from sales of homes over cost of sales - homes increased by $3.5 million, to $9.6 million in the 1996 period from $6.1 million in the 1995 period. These increases were primarily due to increased sales prices and an increase in the number of homes closed as described above and decreases in buyer incentives. Sales and marketing expenses increased by $0.4 million to $5.6 million in the 1996 period from $5.2 million in the 1995 period primarily as a result of increased advertising and direct closings costs (directly related to increased revenue from closings) in the 1996 period compared to the 1995 period. General and administrative expenses increased by $0.4 million to $3.5 million in the 1996 period from $3.1 million in the 1995 period, primarily as a result of increased overhead from start-up operations in Arizona and Nevada.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Total interest incurred during the 1996 period decreased $0.5 million (6.0%) from the 1995 period as a result of a reduction in debt levels and decreased interest rates. Net interest expense decreased to $0.4 million in the 1996 period from $0.6 million for the 1995 period. This decrease was due primarily to an increase in development activities in the 1996 period compared to the 1995 period (resulting in increased interest capitalization) and by decreases in interest rates.

Other (income) expense, net increased $0.3 million to a net income of $0.8 million in the 1996 period from a net income of $0.5 million in the 1995 period primarily as a result of (i) decreased income from recreational facilities offset by (ii) increased income from mortgage operations.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Sales (which represent recorded revenues from closings) for the nine months ended September 30, 1996 were $222.8 million, an increase of $29.0 million (15%) from sales of $193.8 million for the nine months ended September 30, 1995. Revenue from sales of homes increased $56.3 million to $221.6 million in the 1996 period (which included $9.7 million from the sale of model homes as described above) from $165.3 million in the 1995 period. This increase was due primarily to an increase in the number of homes closed to 1,326 in the 1996 period (which included 57 model units as described above) from 1,020 in the 1995 period and an increase in the average sales prices of homes to $167,000 in the 1996 period from $162,000 in the 1995 period. Revenue from lots, land and other decreased $27.2 million to $1.3 million in the 1996 period from $28.5 million in the 1995 period.

Total operating loss decreased from a loss of $20.8 million in the 1995 period to a loss of $1.3 million in the 1996 period. The excess of revenue from sales of homes over cost of sales - homes increased by $12.0 million, to $25.8 million in the 1996 period from $13.8 million in the 1995 period. These increases were primarily due to increased sales prices and an increase in the number of homes closed as described above and decreases in buyer incentives. Reductions of real estate assets to estimated net realizable value amounting to $9.4 million were recorded in the 1995 period, with no corresponding charge in the comparable period for 1996. Sales and marketing expenses increased by $1.3 million to $16.3 million in the 1996 period from $15.0 million in the 1995 period primarily as a result of increased closing costs (directly related to revenue from increased closings) in the 1996 period compared to the 1995 period. General and administrative expenses increased by $1.0 million to $10.6 million in the 1996 period from $9.6 million in the 1995 period, primarily as a result of increased overhead from start-up operations in Arizona and Nevada.

Total interest incurred during the 1996 period decreased $2.2 million (8.4%) from the 1995 period as a result of a reduction in debt levels and decreased interest rates. Net interest expense decreased to $1.7 million in the 1996 period from $2.1 million for the 1995 period. This decrease was due primarily to an increase in development activities in the 1996 period compared to the 1995 period (resulting in increased interest capitalization) and by decreases in interest rates.

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Other (income) expense, net increased $0.3 million to a net income of $1.7 million in the 1996 period from a net income of $1.4 million in the 1995 period primarily as a result of (i) increased income from recreational facilities and
(ii) increased income from mortgage operations.


CASH FLOWS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net cash used in operating activities increased from $4.1 million in the 1995 period to $13.1 million in the 1996 period. The change was primarily a result of increased land acquisition and construction activity.

Net cash used in investment activities decreased from $2.7 million in the 1995 period to $0.4 million in the 1996 period. The change was primarily due to a decrease in the notes receivable.

Net cash provided by financing activities increased to $12.5 million in the 1996 period from net cash used of $5.3 million in the 1995 period. The change was primarily due to an increase in net borrowings activity.

                             THE PRESLEY COMPANIES

                          PART II.  OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5.  Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (A)   EXHIBITS.

                       10.1 Master Credit Agreement by and between Horsethief Canyon Partners, a California general partnership ("Borrower"), and Bank One, Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.

                       10.2 Amendment to Master Credit Agreement and Secured Promissory Note by and between Presley Homes (formerly known as The Presley Companies), a California corporation ("Borrower"), and Bank One, Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.

                       10.3 Second Amendment to Master Credit Agreement and Secured Promissory Note by and between Carmel Mountain Ranch, a California general partnership ("Borrower"), and Bank One, Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.

                       27       Financial Data Schedule


            (B)   REPORTS ON FORM 8-K.

                       The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                             THE PRESLEY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1996              By: /s/ DAVID M. SIEGEL
                                          --------------------------------------
                                          David M. Siegel
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer (Principal
                                          Financial Officer)



Date:  November 13, 1996              By: /s/ W. DOUGLASS HARRIS
                                          -------------------------------------
                                          W. Douglass Harris
                                          Vice President, Corporate Controller
                                          (Principal Accounting Officer)