Form 10-K405
period 1996-12-31
PRESLEY COMPANIES /DE
filed 1997-03-28
CIK 878093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-18001

                             THE PRESLEY COMPANIES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   33-0475923
                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                               19 CORPORATE PLAZA

                        NEWPORT BEACH, CALIFORNIA 92660
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 640-6400
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
  SERIES A COMMON STOCK, PAR VALUE $.01 PER               NEW YORK STOCK EXCHANGE
                     SHARE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X   NO  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.     [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1997 was $10,213,750. (This calculation assumes that all officers and directors of the Company are affiliates.)

     The number of shares of Series A and Series B Common Stock outstanding as of March 6, 1997 was 17,838,535 and 34,357,143, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for the Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1997 are incorporated herein by reference into Part III.
================================================================================

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I
  Item 1.    Business.................................................................      1
  Item 2.    Properties...............................................................      9
  Item 3.    Legal Proceedings........................................................      9
  Item 4.    Submission of Matters to a Vote of Security Holders......................      9

PART II

  Item 5.    Market for the Registrant's Common Equity and Related Stockholder
                Matters...............................................................     10
  Item 6.    Selected Financial Data..................................................     11
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations.........................................................     12
  Item 8.    Financial Statements and Supplementary Data..............................     19
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure............................................................     20

PART III

  Item 10.   Directors and Executive Officers of the Registrant.......................     20
  Item 11.   Executive Compensation...................................................     20
  Item 12.   Security Ownership of Certain Beneficial Owners and Management...........     20
  Item 13.   Certain Relationships and Related Transactions...........................     20

PART IV

  Item 14.   Exhibits, Consolidated Financial Statement Schedules and Reports on Form
                8-K...................................................................     21
             Index to Consolidated Financial Statements...............................    F-1

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     The Presley Companies ("Presley" or the "Company") is primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada. Since its founding in 1956, Presley has sold over 40,000 homes. The Company believes that it was one of the largest homebuilders in California in terms of both sales and homes delivered in 1996. Approximately 70% of the Company's home closings were derived from its California operations. In 1996, the Company had consolidated revenues of $319.0 million and delivered 1,838 homes. Beginning in early 1996, the Company's homebuilding operations are conducted under the name Presley Homes.

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. The Company currently markets its homes through 22 sales locations in its eight master-planned communities and 24 sales locations at its other projects. In 1996, the average sales price for homes delivered was $173,000, with homes priced from $86,000 to $453,000.

     The Company currently owns approximately 5,554 lots and controls an additional 460 lots on which to construct homes. Substantially all lots are entitled and approximately 57% are located in the Company's eight master-planned communities. Prior to 1994, the Company had focused on the development of master-planned communities as a source of supply of developed lots for its homebuilding operations. As used in this Annual Report on Form 10-K, "entitled" land has a Development Agreement and/or Vesting Tentative Map, or a final recorded plat or map from the appropriate county or city government. Development Agreements and Vesting Tentative Maps generally provide for the right to develop the land in accordance with the provisions of the Development Agreement or Vesting Tentative Map unless an issue arises concerning health, safety or general welfare. Development of master-planned communities, which generally takes five to fifteen years from the date of initial land acquisition to completion, includes selecting sites and acquiring large parcels of undeveloped land, obtaining all necessary government approvals to build, and developing land, infrastructure and finished lots. The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately two years.

     Beginning in 1994, the Company's land acquisition strategy, to the extent permitted by the Company's financing arrangements, has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of lots sufficient for construction of homes over a two or three year period. As part of this strategy, the Company's current plans are to: (i) acquire and develop parcels of land with up to approximately 300 lots, (ii) expand its homebuilding operations in the Southwest, particularly in Phoenix, Arizona and Albuquerque, New Mexico where the Company has had, at various times, a significant market presence, and in Nevada, where the Company entered the market in 1995 and (iii) continue to evaluate opportunities in land development and master-planned communities with the intention that any such projects would be funded in significant part by sources other than the Company.

     The Company will continue to utilize its current inventory of lots and future land acquisitions to conduct its operating strategy which consists of:
(i) offering a diverse product line at a variety of prices to suit a wide range of consumer tastes, (ii) limiting completed housing inventory exposure, (iii) emphasizing well-designed cost-effective products, (iv) utilizing market research to allow for a quick response to local market conditions, (v) maintaining budget and control systems to facilitate effective cost controls and
(vi) using extensive marketing and sales efforts.

     The Company had total revenues from operations of $319.0 million, $285.5 million and $270.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Homes closed by the Company were 1,838, 1,425 and 1,442 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Presley's operations are dependent to a significant extent on debt financing. The Company's principal credit sources are 12 1/2% Senior Notes, a Working Capital Facility and various Joint Venture Facilities. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200.0 million of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The Working Capital Facility is a revolving line of credit facility with a maximum commitment of $72.0 million. The Working Capital Facility is secured by substantially all of the Company's assets. At December 31, 1996, the outstanding principal amount under the Working Capital Facility was $12.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Notes 2 and 5 of "Notes to Consolidated Financial Statements."

     The Company's principal executive offices are located at 19 Corporate Plaza, Newport Beach, California 92660 and its telephone number is (714) 640-6400. The Company was incorporated in the State of Delaware on August 7, 1991.

THE COMPANY'S MARKETS

     The Company is currently operating through five geographic regions: the Southern California Region, the Northern California Region, the New Mexico Region, the Arizona Region and the Nevada Region. Larger regions have area offices which allow for closer management of a diverse geographical market within a region. Each of the regions/areas has responsibility for the Company's homebuilding and development operations as well as new land acquisitions within the geographic boundaries of the region/area.

     The following table sets forth sales from real estate operations attributable to each of Presley's homebuilding regions during the preceding three fiscal years:

                                                        YEAR ENDED DECEMBER 31,
                                                         (DOLLARS IN THOUSANDS)
                                       ----------------------------------------------------------
                                             1996                 1995                 1994
                                       ----------------     ----------------     ----------------
                                        DOLLAR     % OF      DOLLAR     % OF      DOLLAR     % OF
                                        AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                                       --------    -----    --------    -----    --------    -----
    Southern California(1).........    $168,952     53%     $183,442     64%     $180,035     67%
    Northern California(2).........      68,100     21%       84,943     30%       71,512     26%
    Arizona(3).....................      57,065     18%        2,778      1%        3,015      1%
    New Mexico(4)..................      16,180      5%       14,342      5%       14,306      5%
    Nevada(5)......................       8,700      3%          --       0%           --      0%
    Illinois(6)....................          --      0%          --       0%        1,300      1%
                                       --------    ---      --------    ---      --------    ---
                                       $318,997    100%     $285,505    100%     $270,168    100%
                                       ========    ===      ========    ===      ========    ===

---------------

(1) The Southern California Region consists of operations in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties.

(2) The Northern California Region consists of operations in Alameda, Contra Costa, El Dorado, Sacramento and San Joaquin Counties.

(3) The Arizona Region consists of operations in Phoenix and Tucson, Arizona.

(4) The New Mexico Region consists of operations in Albuquerque and Santa Fe, New Mexico.

(5) The Nevada Region consists of operations in the Las Vegas area.

(6) Operations in Illinois have been discontinued and are in the process of winding down.

HOMEBUILDING

     The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company's products include entry-level, move-up and luxury homes and lots for custom homes, although it primarily emphasizes sales to the entry-level and move-up home markets. The Company believes that this diversified product strategy enables it to mitigate some of the risks inherent in the homebuilding industry and to meet a variety of market conditions. In order to reduce exposure to local market conditions, the Company's sales locations are geographically dispersed. The Company currently has 46 sales locations, including 22 in its master-planned communities and 24 at its other projects.

     Because the decision as to which product to develop is based on the Company's assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company's attached housing ranges in size from 761 to 1,634 square feet, and the Company's detached housing ranges from 814 to 3,924 square feet.

     Due to Presley's product and geographic diversification strategy, the prices of Presley's homes also vary substantially. Prices for Presley's attached housing range from approximately $93,000 to $209,000 and prices for detached housing range from approximately $86,000 to $453,000. The average sales price of Presley's homes for the year ended December 31, 1996 was $173,000.

     The Company generally standardizes and limits the number of home designs within any given product line. This standardization permits on-site mass production techniques and bulk purchasing of materials and components, thus enabling the Company to better control and sometimes reduce construction costs.

     Presley contracts with a number of architects and other consultants who are involved in the design process of Presley homes. Designs are constrained by zoning requirements, building codes, energy efficiency laws and local architectural guidelines, among other factors. Engineering, landscaping, master-planning and environmental impact analysis work are subcontracted to independent firms which are familiar with local requirements.

     Substantially all construction work is done by subcontractors with Presley acting as the general contractor. The Company manages subcontractor activities with on-site supervisory employees and management control systems. The Company does not have long-term contractual commitments with its subcontractors or suppliers. However, the Company generally has been able to obtain sufficient materials and subcontractors during times of material shortages. The Company believes its relationships with its suppliers and subcontractors are good.

DESCRIPTION OF PROJECTS

     During the year ended December 31, 1996 approximately 60% of the homes closed by the Company were in the Company's eight master-planned communities. Presley's master-planned communities usually involve the development of hundreds of acres of raw land into a large community providing homeowners with the opportunity for employment, recreation, shopping and education within the community or in close proximity to it. The homes within these communities include a wide variety of detached and attached entry-level, move-up and luxury homes, and may also contain apartments. Within these communities Presley also may sell individual lots for custom homes, multiple lots for construction of homes by other builders and parcels for commercial, industrial and apartment development. These communities typically offer a variety of recreational amenities which may include golf courses, equestrian centers, tennis courts and swimming pools, among others.

     The Company's master-planned communities normally take five to fifteen years to complete depending on the project's size, economic conditions prevailing at the time, geological conditions at the site and the Company's strategy for the particular project. Presley's other homebuilding projects usually take two to five years to develop. Substantially all of the Company's master-planned communities are in the later stages of land development.

     The following table presents information by region relating to the Company's existing projects.

                                                      UNITS          LOTS      HOMES CLOSED
                                      ESTIMATED       CLOSED      REMAINING      FOR YEAR       BACKLOG
                           YEAR OF    NUMBER OF       AS OF         AS OF          ENDED           AT
    PROJECT (COUNTY)        FIRST     HOMES AT     DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    SALES PRICE
         PRODUCT          DELIVERY  COMPLETION(1)      1996          1996          1996        1996(2)(4)       RANGE(3)
------------------------- --------- -------------  ------------  ------------  -------------  ------------  ----------------
                                                    SOUTHERN CALIFORNIA
Sun Lakes Country Club (Riverside County)
  Previously Closed
    Products                1987           278           278             0             0             0
  Patio-Legend              1987           582           580             2            20             1      $101,900-138,900
  Single Family-Resort      1987           817           813             4            18             3      $108,900-154,900
  Villa Duplexes            1990           176           166            10            19             0      $ 97,900-124,900
  Classic Series            1991           117           117             0            15             0      $163,000-228,000
  Veranda                   1994            25            20             5            10             1      $ 89,990-125,990
  Executive Series          1995           357            44           313            36             4      $108,900-135,900
  Promenade                 1996           326             4           322             4             2      $112,900-124,900
  Atrium                    1996           406             9           397             9             1      $134,900-150,900
  Terrace                   1996           333             3           330             3             2      $160,900-184,900
                                        ------        ------         -----         -----           ---
                                         3,417         2,034         1,383           134            14
                                        ------        ------         -----         -----           ---
Bridlevale (Riverside County)
  Previously Closed
    Products                1992           377           377             0             0             0
  Country Glen              1992           142           139             3            43             1      $ 95,900-119,900
  Sutter Ridge              1995           134           118            16            66             3      $122,900-169,900
                                        ------        ------         -----         -----           ---
                                           653           634            19           109             4
                                        ------        ------         -----         -----           ---
Horsethief Canyon Ranch (Riverside County)
  Cherington                1989           245           245             0             1             0      $116,900-134,900
  Prescott                  1989           285           285             0             2             0      $109,900-125,900
  Springfield               1990           317           317             0             2             0      $ 99,900-119,900
  Series "400"              1995           737            40           697            40             6      $110,900-151,900
  Series "500"              1995           380            33           347            33             9      $156,400-176,400
                                        ------        ------         -----         -----           ---
                                         1,964           920         1,044            78            15
                                        ------        ------         -----         -----           ---
Hidden Springs (Riverside County)
  Summit                    1989           245           245             0            18             0      $ 96,900-149,900
                                        ------        ------         -----         -----           ---
Discovery Hills (San Diego County)
  Previously Closed
    Products                1991           343           343             0             0             0
  Glen Arbor                1993           269           237            32            56            10      $153,900-187,900
  Woodwind                  1994           122           110            12            56             1      $133,900-147,900
  Discovery Meadows         1997           143             0           143             0             0      $149,000-162,000
                                        ------        ------         -----         -----           ---
                                           877           690           187           112            11
                                        ------        ------         -----         -----           ---
Carmel Mountain Ranch (San Diego County)
  Previously Closed
    Products                1986         4,664         4,664             0             0             0
  Collage                   1992           260           260             0            13             0      $115,900-140,900
  Windham                   1994           120           120             0            46             0      $126,900-179,900
  Unit 23A                  1997           114             0           114             0             0      $200,000-223,000
  Unit 23B                  1997            86             0            86             0             0      $239,000-279,500
                                        ------        ------         -----         -----           ---
                                         5,244         5,044           200            59             0
                                        ------        ------         -----         -----           ---
The Highlands (Orange County)
  Previously Closed
    Products                1989           864           864             0             0             0
  Viewpointe North          1992           252           252             0             3             0
  Skyline                   1992           145           144             1            15             1      $245,000-285,000
  Sunset                    1992           216           216             0             4             0      $194,900-239,900
  New Viewpointe North      1992           104            69            35            69            19      $135,000-174,000
  Monaco                    1995           408           281           127           125            16      $ 93,000-155,000
  Legacy                    1995            84            51            33            40             2      $375,000-440,000
  Canyon Crest              1995            98            74            24            52             3      $239,900-271,900
  Canyon Ridge              1996            69            40            29            40             4      $275,000-315,000
                                        ------        ------         -----         -----           ---
                                         2,240         1,991           249           348            45
                                        ------        ------         -----         -----           ---
Beltierra (Los Angeles County)
  Andora                    1991           233           232             1            29             0      $ 92,500-114,500
  Cantora                   1991           125           125             0             6             0      $ 85,990-115,900
  Solana                    1991           100           100             0             2             0      $129,990-169,990
  Las Brisas                1995           185            73           112            73             5      $100,000-140,000
                                        ------        ------         -----         -----           ---
                                           643           530           113           110             5
                                        ------        ------         -----         -----           ---

                                                      UNITS          LOTS      HOMES CLOSED
                                      ESTIMATED       CLOSED      REMAINING      FOR YEAR       BACKLOG
                           YEAR OF    NUMBER OF       AS OF         AS OF          ENDED           AT
    PROJECT (COUNTY)        FIRST     HOMES AT     DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    SALES PRICE
         PRODUCT          DELIVERY  COMPLETION(1)      1996          1996          1996        1996(2)(4)       RANGE(3)
------------------------- --------- -------------  ------------  ------------      -----      ------------  ----------------
Boardwalk - Huntington
  Beach - (Orange County)   1996            58            27            31            27            10      $280,000-330,000
                                        ------        ------         -----         -----           ---
Park Place - Huntington
  Beach - (Orange County)   1996            58            17            41            17             6      $280,000-330,000
                                        ------        ------         -----         -----           ---
North Park - Valencia -
  (Los Angeles County)      1996            48             0            48             0             3      $221,990-236,900
                                        ------        ------         -----         -----           ---
Sycamore Ranch -
  Fallbrook - (Riverside
  County)                   1997           285             0           285             0             0
                                        ------        ------         -----         -----           ---
Carey Ranch - Sylmar -
  (Los Angeles County)      1997           138             0           138             0             0
                                        ------        ------         -----         -----           ---
Other Projects                             300             0           300             0             0
                                        ------        ------         -----         -----           ---
    SOUTHERN CALIFORNIA REGION
      TOTAL                             16,170        12,132         4,038         1,012           113
                                        ======        ======         =====         =====           ===

                                                    NORTHERN CALIFORNIA
Oakhurst Country Club (Contra Costa County)
  Black Diamond             1989           226           225             1             0             0
  Windmill Canyon           1989           259           259             0             8             0      $274,000-314,000
  Chaparral Springs         1990           169           169             0             0             0
  Eagle Peak                1991           130           130             0            19             0      $324,000-404,000
  Falcon Ridge              1996           145            15           130            15             6      $314,500-373,500
  Diablo Ridge              1994           136           115            21            55             9      $154,900-209,000
  Oak Hollow                1994           143           136             7            53             1      $230,900-270,900
  Peacock Creek             1996           110             3           107             3             3      $388,000-453,000
                                        ------        ------         -----         -----           ---
                                         1,318         1,052           266           153            19
Prominence (Alameda
  County)                   1991           151           132            19            32             5      $355,000-428,000
                                        ------        ------         -----         -----           ---
Laurel Creek
  (Alameda County)          1997           100             0           100             0             0
                                        ------        ------         -----         -----           ---
Twin Cities Heritage
  (Sacramento County)       1992           107           103             4            17             3      $118,000-154,000
                                        ------        ------         -----         -----           ---
Twin Cities Mill Creek
  (Sacramento County)       1996           116            12           104            12             8      $109,900-129,900
                                        ------        ------         -----         -----           ---
Country Club Village
  (Sacramento County)       1992           106           106             0             2             0
                                        ------        ------         -----         -----           ---
Mira Lago
  (Sacramento County)       1995            57            38            19            33             2      $179,900-239,900
                                        ------        ------         -----         -----           ---
Marina Woods
  (El Dorado County)        1996            79            29            50            29            13      $243,900-292,900
                                        ------        ------         -----         -----           ---
    NORTHERN CALIFORNIA REGION
      TOTAL                              2,034         1,472           562           278            50
                                        ======        ======         =====         =====           ===
                                                          ARIZONA
Settler's Point
  (Maricopa County)         1995           103            65            38            63             7      $125,900-156,900
                                        ------        ------         -----         -----           ---
McDowell Mt. Ranch
  (Maricopa County)         1995            75            70             5            60             2      $195,900-234,700
                                        ------        ------         -----         -----           ---
Tatum Highlands 14
  (Maricopa County)         1995           125           101            24           100            14      $116,400-143,900
                                        ------        ------         -----         -----           ---
Tatum Highlands 17
  (Maricopa County)         1995            87            50            37            49             9      $143,600-188,100
                                        ------        ------         -----         -----           ---
Estrella (Maricopa
  County)                   1995           113            30            83            30            12      $116,900-146,900
                                        ------        ------         -----         -----           ---
Eagle Mountain
  (Maricopa County)         1996           101            12            89            12             8      $199,900-236,700
                                        ------        ------         -----         -----           ---
Continental Ranch
  (Pima County)             1995            97            38            59            38             8      $133,900-165,900
                                        ------        ------         -----         -----           ---

                                                      UNITS          LOTS      HOMES CLOSED
                                      ESTIMATED       CLOSED      REMAINING      FOR YEAR       BACKLOG
                           YEAR OF    NUMBER OF       AS OF         AS OF          ENDED           AT
    PROJECT (COUNTY)        FIRST     HOMES AT     DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    SALES PRICE
         PRODUCT          DELIVERY  COMPLETION(1)      1996          1996          1996        1996(2)(4)       RANGE(3)
------------------------- --------- -------------  ------------  ------------      -----      ------------  ----------------
Legend Trail
  (Maricopa County)         1996           102             2           100             2             6      $161,700-187,200
                                        ------        ------         -----         -----           ---
Williams Centre
  (Pima County)             1996            50             0            50             0             4      $174,900-194,900
                                        ------        ------         -----         -----           ---
    ARIZONA REGION
      TOTAL                                853           368           485           354            70
                                        ======        ======         =====         =====           ===

                                                         NEW MEXICO
Las Lomitas
  (Bernalillo County)       1992           244           244             0             3             0      $135,000-190,000
                                        ------        ------         -----         -----           ---
Willow Wood
  (Bernalillo County)       1995            28            28             0             6             0
                                        ------        ------         -----         -----           ---
Summerfield
  (Bernalillo County)       1995           289            83           206            78             6      $ 85,900-117,900
                                        ------        ------         -----         -----           ---
Tierra Vista
  (Santa Fe County)         1995             9             9             0             6             0      $183,900-211,900
                                        ------        ------         -----         -----           ---
Tuscany (Bernalillo
  County)                   1996            87            30            57            30             7      $119,900-166,900
                                        ------        ------         -----         -----           ---
Tierra Colinas
  (Santa Fe County)         1996            24             3            21             3             6      $146,540-262,900
                                        ------        ------         -----         -----           ---
Tuscany Hills
  (Bernalillo County)       1996            30             0            30             0             0
                                        ------        ------         -----         -----           ---
Rancho del Sol
  (Santa Fe County)         1996           175             5           170             5            17      $ 90,900-165,900
                                        ------        ------         -----         -----           ---
The Courtyards at Park
  West (Bernalillo
  County)                   1996           100             0           100             0             3      $139,900-203,000
                                        ------        ------         -----         -----           ---
    NEW MEXICO REGION
      TOTAL                                986           402           584           131            39
                                        ======        ======         =====         =====           ===

                                                           NEVADA
Mountainside
  (Clark County)            1996           158            55           103            55             8      $119,990-147,990
                                        ------        ------         -----         -----           ---
Prominence (Clark County)   1996           100             8            92             8             2      $144,990-172,900
                                        ------        ------         -----         -----           ---
Camden Park
  (Clark County)            1997           150             0           150             0             0
                                        ------        ------         -----         -----           ---
    NEVADA REGION
      TOTAL                                408            63           345            63            10
                                        ======        ======         =====         =====           ===
    GRAND TOTAL                         20,451        14,437         6,014         1,838           282
                                        ======        ======         =====         =====           ===

---------------
(1) The estimated number of homes to be built at completion is subject to change, and there can be no assurance that the Company will build these homes.

(2) Backlog consists of homes sold under sales contracts that have not yet closed, and there can be no assurance that closings of sold homes will occur.

(3) Sales price range reflects base price only and excludes any lot premium, buyer incentive and buyer selected options, which vary from project to project.

(4) Of the total homes subject to pending sales contracts as of December 31, 1996, 252 represent homes completed or under construction and 30 represent homes not yet under construction.

SALES AND MARKETING

     The management team responsible for a specific project develops marketing objectives, formulates pricing and sales strategies and develops advertising and public relations programs for approval of senior management. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, television and radio commercials, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. In general, the Company's advertising emphasizes Presley's strengths with respect to the quality and value of its products.

     The Company normally builds, decorates, furnishes and landscapes three to five model homes for each product line and maintains on-site sales offices, which typically are open seven days a week. Management believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant amount of effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers. Structural changes in design from the model homes are not generally permitted, but home buyers may select various other optional construction and design amenities.

     Presley employs in-house commissioned sales personnel and, on a limited basis, outside brokers in the selling of its homes. Presley typically engages its sales personnel on a long-term, rather than a project-by-project basis, which it believes results in a more motivated sales force with an extensive knowledge of the Company's operating policies and products. Sales personnel are trained by the Company and attend weekly meetings to be updated on the availability of financing, construction schedules and marketing and advertising plans.

     The Company strives to provide a high level of customer service during the sales process and after a home is sold. The participation of the sales representatives, on-site construction supervisors and the post-closing customer service personnel, working in a team effort, is intended to foster the Company's reputation for quality and service, and ultimately lead to enhanced customer retention and referrals.

     In the past, and more so during the recent California recession, Presley has used a variety of incentives in order to attract buyers. Sales incentives may include upgrades in interior design features such as carpet or fixtures, or added amenities such as a fireplace or an outdoor deck. The use of incentives depends largely on prevailing economic conditions and the Company's success in marketing its products.

     The Company's homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at Presley's projects was approximately 22% during 1996. The Company believes its cancellation rate compares favorably to that of its competitors.

     The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. From January 1, 1992 through March 31, 1995, the Company provided a five-year limited warranty for certain homes in the Company's Southern California Region. This five-year warranty exceeded the warranty offered by competitors and served as a marketing tool for the Company. The Company normally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. The Company's historical experience is that one-year warranty claims generally fall within the one percent reserve. In addition, California law provides that consumers can seek redress for patent defects in new homes within four years from when the defect is discovered, or should have been discovered, provided that if the defect is latent there is an outside limit for seeking redress which is ten years from the completion of construction. In addition, because the Company generally subcontracts its homebuilding work to qualified subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payment from the Company for their work, the Company generally has recourse against the subcontractors or their insurance carriers for claims relating to the subcontractors' workmanship or materials.

CUSTOMER FINANCING -- PRESLEY MORTGAGE COMPANY

     The Company seeks to assist its home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers. The Company attempts to minimize potential risks relating to customer financing by acquiring mortgage financing commitments that lock in the availability of funds and interest costs at specified levels.

     Presley Mortgage Company, a wholly owned subsidiary, began operations effective December 1, 1994 and is in operation to service all of the Company's operating regions. The mortgage company operates as a mortgage broker/loan correspondent and originates conventional, FHA and VA loans.

SALE OF LOTS AND LAND

     In the ordinary course of business, the Company continually evaluates land sales and has sold, and expects that it will continue to sell, land as market and business conditions warrant. Presley also sells both multiple lots to other builders (bulk sales) and improved individual lots for the construction of custom homes where the presence of such homes adds to the quality of the community. In addition, the Company may acquire sites with commercial, industrial and multi-family parcels which will generally be sold to third-party developers.

INFORMATION SYSTEMS AND CONTROLS

     The Company assigns a high priority to the development and maintenance of its budget and cost control systems and procedures. The Company's regional and area offices are connected to corporate headquarters through a fully integrated accounting, financial and operational management information system. Through this system, management regularly evaluates the status of its projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts its operations to capitalize on favorable variances or to limit adverse financial impacts.

COMPETITION

     The homebuilding industry is highly competitive, particularly in the low and medium-price range where the Company currently concentrates its activities. Although Presley is one of California's largest homebuilders, the Company does not believe it has a significant market position in any geographic area which it serves due to the fragmented nature of the market. Due in significant part to the recent recession and its effect on the housing market, the Company has, since 1990, had to reduce its sales prices and offer greater incentives to buyers in order to effectively compete for sales in several of its markets. A number of Presley's competitors have larger staffs, larger marketing organizations, and substantially greater financial resources than those of Presley. However, the Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise, and its reputation as a low-cost producer of quality homes. Further, the Company sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

     The Company and its competitors are subject to various local, state and Federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. The Company and its competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or "slow-growth" or "no-growth" initiatives that could be implemented in the future in the states in which it operates. Because the Company usually purchases land with entitlements, the Company believes that the moratoriums would adversely affect the Company only if they arose from unforeseen health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. However, these are normally locked-in when the Company receives entitlements.

     The Company and its competitors are also subject to a variety of local, state and Federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company and its competitors to incur substantial compliance and other costs, and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. The Company's projects in California are especially susceptible to restrictive government regulations and environmental laws. However, environmental laws have not, to date, had a material adverse impact on the Company's operations.

CORPORATE ORGANIZATION AND PERSONNEL

     Each of the Company's operating areas has responsibility for the Company's homebuilding and development operations within the geographical boundaries of that area. Larger regions have area offices, which allow for closer management of a diverse geographical market within a region.

     The Company's eleven executive officers at the corporate and operating levels average more than 20 years of experience in the homebuilding and development industries within California and the Southwest. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as financial, personnel and legal matters). Land acquisition and certain other strategic decisions combine centralized management, for financial and strategic control, with decentralized management, for identification of opportunistic purchases and in-depth knowledge of local market conditions.

     As of December 31, 1996, Presley's real estate development and homebuilding operations employed approximately 366 full-time and 73 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, land acquisition, sales and marketing activities.

     Presley believes that its relations with its employees have been good. Some employees of the subcontractors which Presley utilizes are unionized, but virtually none of Presley's employees are union members. Although there have been temporary work stoppages in the building trades in Presley's areas of operation, to date none has had any material impact upon Presley's overall operations.

ITEM 2.  PROPERTIES

  Headquarters

     Presley owns a 15,800 square foot building on leased land in Newport Beach, California which it uses for its corporate headquarters. The Company leases or owns properties for its area offices, but none of these properties is material to the operation of Presley's business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company's management, none of the uninsured claims involve realistic claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's stockholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Series A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol PDC. Public trading of the Series A Common Stock commenced on October 11, 1991. Prior to that date, there was no public market for the Series A Common Stock. The following table sets forth the high and low sales prices for the Series A Common Stock as reported on the NYSE for the periods indicated.

                                                                         HIGH     LOW
                                                                         ----     ---
        1995
          First Quarter................................................  $2 7/8   $1 3/4
          Second Quarter...............................................   2 3/8    1 5/8
          Third Quarter................................................   2 5/8    1 3/4
          Fourth Quarter...............................................   2 1/4    1 1/4

        1996
          First Quarter................................................  $1 7/8   $1 1/4
          Second Quarter...............................................   1 7/8    1 3/8
          Third Quarter................................................   1 3/4    1 1/8
          Fourth Quarter...............................................   1 3/8      7/8

     As of March 6, 1997, the closing price for the Company's Series A Common Stock as reported on the NYSE was $1 1/8.

     As of March 6, 1997, there were 381 holders of record of the Company's Series A Common Stock.

     The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company's principal financing agreements currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Notes 2 and 5 of "Notes to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company have been derived from the Consolidated Financial Statements of the Company and other available information. The summary should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

     As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of "Notes to Consolidated Financial Statements," the consolidated financial statements for 1994, 1995 and 1996 have been prepared after giving retroactive effect as of January 1, 1994 to a capital restructuring and quasi-reorganization. The restructuring and quasi-reorganization resulted in a reduction of the book value of the Company's real estate assets and liabilities as of January 1, 1994, and as a result, cost of sales and interest expense are lower in 1994, 1995 and 1996 than they would have been otherwise, affecting comparability of 1994, 1995 and 1996 results to 1993 and prior years.

                                                             AS OF AND FOR                               AS OF AND FOR
                                                               YEAR ENDED                                  YEAR ENDED
                                                              DECEMBER 31,                                DECEMBER 31,
                                                    --------------------------------   JANUARY 1,     --------------------
                                                      1996       1995         1994      1994(3)         1993        1992
                                                    --------   --------     --------   ----------     --------    --------
                                                                    (IN THOUSANDS EXCEPT NET INCOME (LOSS)
                                                                PER COMMON SHARE AMOUNTS AND NUMBER OF HOMES)
STATEMENT OF OPERATIONS DATA:
    Sales
      Homes.......................................  $317,366   $231,204     $262,866                  $261,672    $220,656
      Lots, land and other........................     1,631     54,301        7,302                     9,565      20,414
                                                    --------   --------     --------                  --------    --------
         Total sales..............................   318,997    285,505      270,168                   271,237     241,070
    Operating income (loss)(2)....................       163    (41,335)      14,318                   (49,397)    (10,632)
    Income (loss) before income taxes and
      extraordinary item..........................       152    (41,653)      10,232                   (67,297)    (17,487)
    Credit (provision) for income taxes...........        --      1,868       (4,195)                    3,041       6,998
    Income (loss) before extraordinary item.......       152    (39,785)       6,037                   (64,256)    (10,489)
    Extraordinary item-gain from retirement of
      debt, net of applicable taxes...............        --      2,688           --                        --          --
    Net income (loss).............................       152    (37,097)       6,037                   (64,256)    (10,489)
    Net income (loss) per common share:
         Before extraordinary item................  $     --     $(0.76)       $0.11                    $(3.47)     $(0.57)
         Extraordinary item.......................        --       0.05           --                        --          --
                                                    --------   --------     --------                  --------    --------
         After extraordinary item.................  $     --     $(0.71)       $0.11                    $(3.47)     $(0.57)
    Ratio of earnings to fixed charges(1).........          (2)         (2)         (2)                       (2)         (2)
BALANCE SHEET DATA:
    Real estate inventories.......................  $304,126   $315,535     $382,055    $374,048      $439,548    $520,139
    Total assets..................................   331,615    340,933      425,637     419,914       485,414     560,095
    Notes payable.................................   208,524    224,434      272,717     277,198       372,198     373,313
    Stockholders' equity..........................    84,213     84,061      121,158     110,890        81,390     145,558
OPERATING DATA:
    Number of homes sold..........................     1,804      1,488        1,423                     1,509       1,173
    Number of homes closed........................     1,838      1,425        1,442                     1,475       1,144
    Number of homes in escrow at end of period....       282        316          253                       272         238
    Average sales prices of homes closed..........      $173       $162         $182                      $177        $193

---------------

(1) Ratio of earnings to fixed charges is calculated by dividing income as adjusted by fixed charges. For this purpose, "income as adjusted" means income (loss) before (i) minority partners' interest in consolidated income
    (loss) and (ii) income taxes, plus (i) interest expense and (ii) amortization of capitalized interest included in cost of sales. For this purpose "fixed charges" means (i) interest expense and (ii) interest capitalized during the period.

(2) Earnings were not adequate to cover fixed charges by $21.1 million, $67.1 million, $13.9 million, $65.6 million, and $29.7 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. These deficits, as well as the operating income (loss), include the effect of an impairment loss on real estate assets of $16.8 million in 1995 and reductions of real estate assets to estimated net realizable value of $9.4 million, $46.6 million, and $26.0 million in 1995, 1993, and 1992, respectively.

(3) The amounts at January 1, 1994 include the effects of the capital restructuring and quasi-reorganization on the consolidated balance sheet as of December 31, 1993 as described in Note 2 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                             RESULTS OF OPERATIONS

     OVERVIEW AND RECENT RESULTS. The Company's performance for the three years ended December 31, 1996 reflects the severe economic conditions encountered by the homebuilding industry in the Company's primary homebuilding markets in California. The declining economic conditions began to affect the Company's primary homebuilding markets during the fourth quarter of 1989 and continued off and on through the mid-1990's.

     Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                                  AS OF AND FOR YEARS ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
    Number of homes sold........................................  1,804     1,488     1,423
                                                                  =====     =====     =====
    Number of homes closed......................................  1,838     1,425     1,442
                                                                  =====     =====     =====
    Backlog of homes sold but not closed at end of period.......    282       316       253
                                                                  =====     =====     =====

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of December 31, 1996 was $52.7 million as compared to $51.3 million as of December 31, 1995 and $91.5 million as of September 30, 1996. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 22% during 1996.

     The number of homes closed in the fourth quarter of 1996 was up 26 percent to 512 from 405 in the fourth quarter of 1995. Net new home orders for the quarter ended December 31, 1996 decreased 21 percent to 306 units from 389 for the quarter ended December 31, 1995. For the fourth quarter of 1996, net new orders decreased 29 percent to 306 from 429 units in the third quarter of 1996. The backlog of homes sold as of December 31, 1996 was 282, down 11 percent from 316 units as of December 31, 1995, and down 42 percent from 488 units at September 30, 1996. The Company's inventory of completed and unsold homes as of December 31, 1996 increased to 122 units from 110 units as of December 31, 1995.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the new pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. This was a significant change from the previous accounting standard that required homebuilders to carry real estate assets at the lower of cost or net realizable value. Although Statement No. 121 was effective for fiscal years beginning after December 15, 1995, the Company elected, as encouraged by the new pronouncement, to adopt its provisions in 1995. Accordingly, the net loss for the year ended December 31, 1995 included a non-cash charge of $16,118,000 to record impairment losses on certain of the Company's real estate assets. The new accounting standard could result in material additional adjustments to the Company's real estate assets in the future, and materially different results in the timing and amount of adjustments than would have been the case under the previous standards.

     The Company periodically evaluates its real estate assets to determine whether such assets have been impaired and therefore would be required to be adjusted to fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

     Two of the Company's older master planned communities (Sun Lakes Country Club and Horsethief Canyon Ranch) are currently realizing substantial operating losses as a result of declines in the sales value of the homes in those projects in recent years. As a result of those declines, the Company's future results are likely to continue to be adversely impacted.

     Prior to October 1, 1995, the Company evaluated its real estate inventories to determine if such assets were stated at the lower of cost or estimated net realizable value, as required by the then applicable accounting pronouncements. The evaluations considered the depressed nature of the real estate business in the Company's principal markets, the reduced demand from prospective homebuyers, decreased sales prices, increased sales incentives, future costs of development and holding costs during development. Based on these evaluations, reductions of certain real estate assets to estimated net realizable value amounting to $9,400,000 were recorded during 1995.

     This Annual Report on Form 10-K does not attempt to discuss or describe all of the factors that influence or impact the evaluation of an impairment of or the net realizable value of the Company's real estate assets.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of product available for sale is expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expense during 1996, 1995, and 1994 was approximately $2,256,000, $2,226,000, and $6,961,000, respectively.

     In general, housing demand is adversely affected by increases in interest and housing costs. Interest rates, the length of time that assets remain in inventory, and the proportion of inventory that is financed affect the Company's interest cost. If the Company is unable to raise sales prices sufficiently to compensate for higher costs, which has generally been the case recently, or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's sales, gross margins and net results may be adversely impacted. To a limited extent, the Company hedges against increases in interest costs by acquiring interest rate protection that locks in or caps interest rates for limited periods of time for mortgage financing for prospective homebuyers.

     COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995. Sales (which represent recorded revenues from closings) for the year ended December 31, 1996 were $319.0 million, an increase of $33.5 million (11.7%), from sales of $285.5 million for the year ended December 31, 1995. Revenue from sales of homes increased $86.2 million to $317.4 million in 1996 from $231.2 million in 1995. This increase was due primarily to an increase in the number of homes closed to 1,838 in 1996 from 1,425 in 1995 and an increase in the average sales prices of homes to $173,000 in 1996 from $162,000 in 1995. Revenue from lots, land and other decreased $52.7 million to $1.6 million in 1996 from $54.3 million in 1995.

     Total operating income (loss) changed from a loss of $41.3 million in 1995 to income of $0.2 million in 1996. The excess of revenue from sales of homes over the related cost of sales increased by $17.0 million, to $37.4 million in 1996 from $20.4 million in 1995 primarily due to increased sales prices and an increase in the number of homes closed as described above and decreases in buyer incentives. The excess of revenue from sales of lots, land and other over the related cost of sales changed by $1.0 million to a loss of $0.4 million in 1996 from a loss of $1.4 million in 1995. Impairment losses on real estate assets amounting to $16.8 million were recorded in 1995 as compared to none in 1996. Reductions of real estate assets to estimated net realizable value amounting to $9.4 million were recorded in 1995 as compared to none in 1996. Sales and marketing expenses increased by $1.5 million to $22.9 million in 1996 from $21.4 million in 1995 primarily as a result of increased closing costs (directly related to revenue from increased closings) in 1996 compared to 1995. General and administrative expenses increased by $1.3 million to $14.0 million in 1996 from $12.7 million in 1995, primarily as a result of increased overhead from start-up operations in Arizona and Nevada. General and administrative expenses as a percentage of sales was 4.4% in both 1996 and 1995.

     Total interest incurred during 1996 decreased $2.6 million (7.6%) from 1995 as a result of lower debt balances in 1996. Net interest expense increased slightly to $2.3 million in 1996 from $2.2 million for 1995.

     Other (income) expense, net increased $0.3 million to a net income of $2.2 million in 1996 from a net income of $1.9 million in 1995 primarily as a result of (i) increased income from recreational facilities and (ii) increased income from mortgage and design center operations.

     COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994. Sales (which represent recorded revenues from closings) for the year ended December 31, 1995 were $285.5 million, an increase of $15.3 million (5.7%), from sales of $270.2 million for the year ended December 31, 1994. Revenue from sales of homes decreased $31.7 million to $231.2 million in 1995 from $262.9 million in 1994. This decrease was due primarily to a decrease in the number of homes closed to 1,425 in 1995 from 1,442 in 1994 and a decrease in the average sales prices of homes to $162,000 in 1995 from $182,000 in 1994 which resulted primarily from reduced sales prices, increased buyer incentives and a change in the mix of product. Revenue from lots, land and other increased $47.0 million to $54.3 million in 1995 from $7.3 million in 1994, primarily as a result of the Company's progress in implementing its strategy of becoming primarily a merchant homebuilder rather than being primarily a developer of master-planned communities which can take many years to develop. Consistent with this strategy, during 1995 the Company sold lots and land which in most cases would not have been used by the Company for homebuilding for several years. The proceeds of these sales are being used to improve liquidity as well as being redeployed into acquisitions of lots which can be used in the near term by the Company for homebuilding.

     Total operating income (loss) decreased from income of $14.3 million in 1994 to a loss of $41.3 million in 1995. The excess of revenue from sales of homes over the related cost of sales decreased by $24.8 million, to $20.4 million in 1995 from $45.2 million in 1994. These decreases were primarily due to decreased sales prices and a decrease in the number of homes closed as described above and increases in costs such as interest and development. The excess of revenue from sales of lots, land and other over the related cost of sales decreased by $1.8 million to a loss of $1.4 million in 1995 from income of $0.4 million in 1994. Impairment losses on real estate assets amounting to $16.8 million were recorded in 1995 as compared to none in 1994. Reductions of real estate assets to estimated net realizable value amounting to $9.4 million were recorded in 1995 compared to none in 1994. Sales and marketing expenses increased by $2.4 million (12.6%) to $21.4 million in 1995 from $19.0 million in 1994 primarily as a result of increased advertising and other selling expenses in 1995 compared to 1994. General and administrative expenses increased by $0.4 million (3.3%) to $12.7 million in 1995 from $12.3 million in 1994, primarily as the result of additional staffing in expanding operating units in Arizona and Nevada. General and administrative expenses decreased as a percentage of sales to 4.4% in 1995 from 4.6% in 1994.

     Total interest incurred during 1995 increased $2.0 million (6.2%) from 1994 as a result of increased interest rates in 1995. Net interest expense decreased to $2.2 million in 1995 from $7.0 million for 1994. This decrease was due primarily to an increase in development activities in 1995 compared to 1994, resulting in increased interest capitalization offset by increased interest rates.

     Other (income) expense, net decreased $0.6 million to a net income of $1.9 million in 1995 from a net income of $2.5 million in 1994 primarily as a result of (i) decreased interest income due in part to lower cash balances in 1995 compared to 1994, (ii) a decrease in management fee income, offset by (iii) increased income from mortgage operations.

                       FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements from internally generated funds from the sales of real estate and from outside borrowings. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"), a secured revolving lending facility (the "Working Capital Facility"), a revolving line of credit relating to Horsethief Canyon Partners, its wholly-owned joint venture partnership, a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the latter two facilities collectively the "Joint Venture Facilities"), and a revolving line of credit relating to construction on certain real property located in Arizona and New Mexico (the "Other Facility") which are summarized below.

  Capital Restructuring and Quasi-Reorganization

     On March 28, 1994 the Company's Board of Directors approved a Plan for Capital Restructuring, which was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 20, 1994.

     In accordance with the Plan for Capital Restructuring, on March 29, 1994 the Company executed a definitive agreement with its lenders to restructure the Company's $340,000,000 revolving line of credit (the "Revolving Facility"). The Plan was approved at the Company's Annual Meeting held on May 20, 1994 and on that date the lender group under the Company's Revolving Facility converted $95,000,000 of outstanding debt under the Revolving Facility to equity through the issuance of 43,166,667 shares of a new series of common stock representing initially 70% of the outstanding shares of all series of common stock of the Company. As provided in the agreement with its lenders, when the Company completed its Senior Notes Offering of $200,000,000 on June 29, 1994, as described below, the lending group returned to the Company a total of 8,809,524 shares of the new series of common stock, reducing their aggregate equity interest in the Company to 65% from 70%. In order to implement the Plan for Capital Restructuring, the Company's Certificate of Incorporation was amended to redesignate existing common stock as Series A Common Stock (the "Series A Common"), to establish a second series of common stock which was issued to the lender group (the "Series B Common"), and to increase the number of directors of the Company to nine, of which six are elected by holders of outstanding shares of Series A Common, and the remaining three are elected by the holders of outstanding shares of Series B Common.

     Concurrent with the conversion of debt to equity, under the Plan for Capital Restructuring, the Revolving Facility was reduced by $95,000,000 to a total of $245,000,000, comprised of a $150,000,000 term facility ("the Term Facility") and a $95,000,000 working capital facility ("the Working Capital Facility") (collectively, "the Debt Facilities"). In addition the lender group increased the Working Capital Facility by $20,000,000 to a total of $115,000,000. Revolving credit loans under the Working Capital Facility may be borrowed, repaid and reborrowed from time to time prior to the termination date of the Working Capital Facility. The lender group had therefore provided Debt Facilities totaling $265,000,000 to the Company.

     As described more fully below, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200,000,000 of Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The Term Facility was repaid in full and the Working Capital Facility was reduced by $43,000,000 from a portion of the proceeds from the issuance of the Senior Notes.

     The terms of the Working Capital Facility are described more fully below.

     The Series B Common ranks pari passu with the Series A Common in any liquidation of the Company. The Company may not declare or pay any dividends on the Series A Common unless equal dividends are declared and paid on the Series B Common.

     The Series B Common is convertible into Series A Common on a share-for-share basis at the option of the holder upon the occurrence of any one of the following: (1) after May 20, 1997; (2) if the holder sells the Series A Common into which the Series B Common is being converted in a public distribution or in open market sales under Rule 144, and the holder has made no arrangement for the purchase of such shares by any purchaser; (3) certain sales of Series A Common which result in a change of control; and (4) an event of default under the Working Capital Facility shall occur and be continuing.

     As part of the Plan for Capital Restructuring, the Company's Board of Directors also approved a Plan for Quasi-Reorganization retroactive to January 1, 1994. The Company implemented the quasi-reorganization at that time because it was implementing a substantial change in its capital structure in accordance with the Plan for Capital Restructuring. A quasi-reorganization allows certain companies which are undergoing a substantial change in capital structure to utilize "fresh start accounting."

     Under the Plan for Quasi-Reorganization, the Company implemented an overall accounting readjustment effective January 1, 1994, which resulted in the adjustment of assets and liabilities to estimated fair values, and the elimination of the accumulated deficit. The net amount of such revaluation adjustments and costs related to the capital restructuring, together with the accumulated deficit as of the date thereof, was transferred to paid-in capital in accordance with the accounting principles applicable to quasi-reorganizations.

     The estimation process involved in the determination of the fair value of those assets as to which an adjustment was made is inherently uncertain since it required estimates and assumptions as to future events and conditions. Such future events and conditions include economic and market conditions, the availability and cost of governmental entitlements necessary to develop and build product, the cost of financing to fund development and construction activities, and the availability and cost of labor and materials necessary to develop, build and sell product.

     Because the amount and timing of the realization of the investments by the Company and its subsidiaries in their respective real estate projects are dependent upon such future uncertain events and conditions, the actual timing and amounts may be materially different from the estimates and assumptions used in determining fair value estimates utilized for purposes of the Plan for Quasi-Reorganization.

     The quasi-reorganization affects the comparability of operating statements for periods beginning after December 31, 1993 with those for periods beginning on or before December 31, 1993. Moreover, any income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital.

  Senior Notes

     The 12 1/2% Senior Notes due 2001 were offered by The Presley Companies, a Delaware corporation ("Delaware Presley" or the "Company"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the California Presley guarantee is not secured, holders are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

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

     Upon certain changes of control as described in the Indenture, Presley must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

     Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60,000,000 million for any two consecutive fiscal quarters and from the proceeds of certain asset sales.

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

     The net proceeds of this offering were used to repay amounts outstanding under the Term Facility and to reduce the outstanding debt and commitment level under the Working Capital Facility in connection with the Plan for Capital Restructuring as more fully described above.

     The proceeds of the offering were used as follows:

                Repayment of Term Facility.....................   $150,000,000
                Reduction of Working Capital Facility..........     43,000,000
                Underwriting discount..........................      6,000,000
                Offering costs.................................      1,000,000
                                                                  ------------
                                                                  $200,000,000
                                                                  ============

     In April 1995, the Company purchased $10,000,000 principal amount of its outstanding Senior Notes at a cost of $8,465,000, resulting in a net gain of $724,000 after giving effect to related deferred loan costs and income taxes. Although it has no definitive program to purchase outstanding Senior Notes, the Company may make such purchases from time to time in the future if management believes such purchases are in the Company's best interest.

     As of December 31, 1996, the outstanding 12 1/2% Senior Notes with a face value of $190,000,000 were valued at $180,500,000, based on discussions with analysts.

  Working Capital Facility

     The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in the Carmel Mountain Ranch partnership which are currently pledged to other lenders). The maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at December 31, 1996 was $12,000,000.

     The Working Capital Facility has a termination date of May 20, 1997, with two one-year extensions at the Company's option. Upon any extension of the termination date, the Company would pay an extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below) for each year extended. Management intends to exercise the Company's option to extend the termination date of the Working Capital Facility to May 20, 1998.

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

     The Working Capital Facility now provides that the Company must maintain a Tangible Effective Net Worth as of the last day of any fiscal quarter of not less than $70,000,000. The Working Capital Facility also provides that as of the last day of any fiscal quarter the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed 3.75 to 1 and that the ratio of Adjusted Total Liabilities (the Company's and its unconsolidated partnerships' Total Liabilities and Letters of Credit) (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed 4.0 to 1. At December 31, 1996 the Company's Tangible Effective Net Worth was approximately $79,866,000, the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.10 to 1, and the ratio of Adjusted Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.10 to 1.

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

     The Working Capital Facility requires that mandatory prepayments be made to reduce the outstanding balance of loans to the extent of all funds in excess of $20,000,000 in the principal operating accounts of the Company.

     The Company is obligated under letters of credit, issued under terms of the Working Capital Facility, which totaled $144,000 at December 31, 1996. These letters of credit guarantee completion of construction related to various project improvements.

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

     Effective on October 4, 1996, HCP executed a master credit agreement with a maximum loan commitment of $10,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes. At December 31, 1996, the revolving line of credit had an outstanding balance of $2,628,000. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998. Availability under the line is subject to a number of limitations. The outstanding balance under this facility, together with the outstanding balances under the CMR facility and the Other Facility described below, may not exceed $29,000,000.

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is also a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of Carmel Mountain Ranch ("CMR"), a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At December 31, 1996, the revolving line of credit had no outstanding balance. Availability under the line is subject to a number of limitations, but in any case cannot exceed $29,000,000, and is subject to further limitations as described in the following paragraph. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.

  Other Facility

     Effective in October 1995, the Company executed a master credit agreement with a maximum loan commitment of $5,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes on certain real property located in Arizona and New Mexico. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on November 30, 1998. The outstanding balance under this facility, together with the outstanding balance under the CMR facility described in the preceding paragraph, may not exceed $29,000,000. As of December 31, 1996 the outstanding balance under this agreement was $3,542,000.

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

  Cash Flows -- Comparison of Years Ended December 31, 1996 and 1995

     Net cash provided by operating activities decreased from $27.7 million in 1995 to $15.6 million in 1996. The change was primarily due to reduced proceeds from reductions in land sales, offset by the net income in 1996 compared to a net loss in 1995.

     Net cash provided by (used in) investing activities changed from a use of $0.4 million in 1995 to a source of $0.7 million for 1996. The change was due primarily to a reduction in the issuance of notes receivable, offset by a reduction in the principal payments on notes receivable and an increase in the purchase of property and equipment.

     Net cash used in financing activities decreased $27.8 million to $15.9 million in 1996 from $43.7 million in 1995. The change was primarily due to the reduction of debt in 1995.

  Cash Flows -- Comparison of Years Ended December 31, 1995 and 1994

     Net cash provided by operating activities increased to $27.7 million in 1995 from $0.6 million in 1994. The change was primarily due to a reduction in the amount invested in real estate inventories, offset by an increase in the net loss in 1995 compared to 1994.

     Net cash (used in) provided by investing activities changed from a source of $0.5 million in 1994 to a use of $0.4 million in 1995. The change was due primarily to an increase in the amount of new notes receivable issued, offset by an increase in principal payments received on notes receivable and a decrease in purchases of property and equipment.

     Net cash used in financing activities increased $36.6 million to $43.7 million in 1995 from $7.1 million in 1994. The change was primarily due to the reduction of debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Presley's consolidated financial statements and the report of the independent auditors, listed under Item 14, are submitted as a separate section of this report beginning on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                                                PAGE
                                                                               ------
        Report of Independent Auditors.......................................     F-2
        Consolidated Balance Sheets..........................................     F-3
        Consolidated Statements of Operations................................     F-4
        Consolidated Statements of Stockholders' Equity......................     F-5
        Consolidated Statements of Cash Flows................................     F-6
        Notes to Consolidated Financial Statements...........................     F-7

     (2) Financial Statement Schedules:

         Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

     (3) Listing of Exhibits:

 EXHIBIT
  NUMBER
----------
 3.1   (1)     Certificate of Incorporation of the Company.
 3.3   (1)     Bylaws of the Company.
 4.1   (1)     Specimen certificate of Common Stock.
10.1   (1)     First Amended and Restated Loan Agreement dated as of December 18, 1989 among the Company, as Borrower, Security Pacific National Bank, First Interstate
               Bank of California, The Bank of California, N.A., California Federal Bank, a
               Federal Savings Bank, and Continental Bank, N.A., as the Banks, and Security
               Pacific National Bank as the Agent (the "1989 Revolving Facility").
10.2   (1)     First Amendment to the 1989 Revolving Facility, dated February 1, 1991.
10.3   (1)     Letter, dated December 11, 1990, providing for the extension of the 1989
               Revolving Facility.
10.4   (1)     Commitment Letter, dated August 19, 1991, among the Banks, the Agent and the
               Company relating to the amendment and extension of the 1989 Revolving
               Facility.
10.5   (1)     Loan Agreement, dated as of September 27, 1988, between Carmel Mountain Ranch, as Borrower, Security Pacific National Bank, Bank of America National Trust
               and Savings Association and Bankers Trust Company, as the Banks, and Security
               Pacific National Bank, as the Agent (the "CMR Loan Agreement").
10.6   (1)     First Amendment to the CMR Loan Agreement, dated April 3, 1989.
10.7   (1)     Second Amendment to the CMR Loan Agreement, dated December 21, 1989.
10.8   (1)     Third Amendment to the CMR Loan Agreement, dated January 1, 1991.
10.9   (1)     Fourth Amendment to the CMR Loan Agreement, dated March 1, 1991.
10.10  (1)     Building Loan Agreement, dated November 4, 1988, between Horsethief Canyon
               Partners and First Interstate Bank of California (the "HCP Loan Agreement").
10.11  (1)     Note, dated November 4, 1988, in favor of First Interstate Bank of California by Horsethief Canyon Partners (the "HCP Note").
10.12  (1)     Amendment to the HCP Loan Agreement, dated March 28, 1989.
10.13  (1)     Modification to the HCP Note, dated November 26, 1990.
10.14  (1)     Modification to the HCP Note, dated February 27, 1991.

 EXHIBIT
  NUMBER
----------
10.15  (1)     Modification to the HCP Note, dated June 18, 1991.
10.16  (1)     Additional Funds Agreement, dated June 18, 1991, between Horsethief Canyon
               Partners and First Interstate Bank of California.
10.17  (1)     Office Building Lease, dated June 1, 1989, between Corporate Plaza and
               Associates and the Company.
10.18  (1)     Form of Employment Agreement, dated October 17, 1991, between Wade H. Cable and the Company.
10.19  (1)     Form of Employment Agreement, dated October 17, 1991, between David M. Siegel and the Company.
10.20  (1)     Form of Employment Agreement, dated October 17, 1991, between L.C. Albertson,
               Jr. and the Company.
10.21  (1)     Form of Employment Agreement, dated October 17, 1991, between Peter N.
               Hellmann and the Company.
10.22  (1)     Form of Employment Agreement, dated October 17, 1991, between Gerald P.
               Nordeman and the Company.
10.23  (1)     Form of Employment Agreement, dated October 17, 1991, between Charles W.
               Reynolds and the Company.
10.24  (1)     Form of Employment Agreement, dated October 17, 1991, between Lewis N. Wilmot and the Company.
10.25  (1)     Form of Employment Agreement, dated October 17, 1991, between Nancy M. Harlan and the Company.
10.26  (1)     Form of Employment Agreement, dated October 17, 1991, between Linda L. Foster and the Company.
10.27  (1)     Form of Indemnity Agreement, dated October 18, 1991, between the Company and
               Messrs. Lyon and Cable as Directors, and dated December 12, 1991 as to the other Directors.
10.28  (1)     Form of Registration Rights Agreement, dated October 7, 1991, between the
               Company and William Lyon.
10.29  (1)     Form of Registration Rights Agreement, dated October 7, 1991, between the
               Company and each of the existing stockholders other than William Lyon.
10.30  (1)     1991 Stock Option Plan.
10.31  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and
               Wade H. Cable.
10.32  (1)     Secured Promissory Note, dated February 1, 1990, made by Wade H. Cable in favor of the Company.
10.33  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and Wade H. Cable and Susan M. Cable, Trustees of the
               Cable Family Trust Est. 7-11-88.
10.34  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and
               David M. Siegel.
10.35  (1)     Secured Promissory Note, dated February 1, 1990, made by David M. Siegel in favor of the Company.
10.36  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and David M. Siegel and Linda A. Siegel, Trustees of the
               Siegel Family Trust U/D/T Est. 6-20-89.
10.37  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and
               L.C. Albertson, Jr.

 EXHIBIT
  NUMBER
----------
10.38  (1)     Secured Promissory Note, dated February 1, 1990, made by L.C. Albertson, Jr.
               in favor of the Company.
10.39  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and Lloyd C. Albertson, Jr. and Dorothy K. Albertson,
               Trustees of the Lloyd C. Albertson, Jr. Family Trust Est. 6-15-79.
10.40  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and
               Charles W. Reynolds.
10.41  (1)     Secured Promissory Note, dated February 1, 1990, made by Charles W. Reynolds in favor of the Company.
10.42  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and Charles W. Reynolds.
10.43  (1)     Note and Pledge Agreement, dated February 1, 1990 between the Company and
               Lewis N. Wilmot.
10.44  (1)     Secured Promissory Note, dated February 1, 1990, made by Lewis N. Wilmot in favor of the Company.
10.45  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and Lewis N. Wilmot.
10.46  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and G.
               Ross Crawford.
10.47  (1)     Secured Promissory Note, dated February 1, 1990, made by G. Ross Crawford in favor of the Company.
10.48  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and Gordon Ross Crawford and Carol Georgia Crawford,
               Trustees of The Crawford Family Trust Est. 5-26-83.
10.49  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and
               Alan D. Uman.
10.50  (1)     Secured Promissory Note, dated February 1, 1990, made by Alan D. Uman in favor of the Company.
10.51  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and Alan D. Uman.
10.52  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and
               C. Dean Stewart.
10.53  (1)     Secured Promissory Note, dated February 1, 1990, made by C. Dean Stewart in favor of the Company.
10.54  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and C. Dean Stewart.
10.55  (1)     Note and Pledge Agreement, dated February 1, 1990, between the Company and
               Linda L. Foster.
10.56  (1)     Secured Promissory Note, dated February 1, 1990, made by Linda L. Foster in favor of the Company.
10.57  (1)     Form of Amendment to Note and Pledge Agreement, dated October 17, 1991, between the Company and Linda L. Foster.
10.58  (2)     Second Amended and Restated Loan Agreement dated as of January 31, 1992 between the Company, as Borrower, Security Pacific National Bank, First
               Interstate Bank of California, The Bank of California N.A., California Federal
               Bank, a Federal Savings Institution and Continental Bank, N.A., as the Banks,
               and Security Pacific Bank, as the Agent (the "Second Amended Loan Agreement").

 EXHIBIT
  NUMBER
----------
10.59  (2)     Letter Agreement dated January 31, 1992 between Security Pacific Bank, individually and as Agent for the Banks, and the Company regarding Section 2.8 of the Second Amended Loan Agreement.
10.60  (3)     Agreement for Redemption of Partnership Interest dated December 30, 1992 between Carmel Mountain Ranch, a California general partnership, The Presley
               Companies, a California corporation, Presley CMR, Inc., a California corporation, Home Capital Corporation, a California corporation and Humboldt
               Financial Services Corp., a California corporation.
10.61  (3)     Letter Waiver dated December 31, 1992 between the Company, as Borrower, Bank of America National Trust and Savings Association, Continental Bank, N.A., The
               Bank of California, N.A., First Interstate Bank of California and California
               Federal Bank, a Federal Savings Bank, as the Banks, and Bank of America
               National Trust and Savings Association (as successor by merger with Security
               Pacific National Bank) as Agent.
10.62  (3)     Amended Statement of Partnership of Carmel Mountain Ranch dated December 30,
               1992.
10.63  (3)     Amendment to Amended and Restated Partnership Agreement of Carmel Mountain
               Ranch dated December 29, 1992.
10.64  (3)     Commitment Letter Extension Agreement dated January 18, 1993 between
               Horsethief Canyon Partners, as Borrower and First Interstate Bank of
               California, as Lender.
10.65  (3)     Fourth Modification of Note Agreement dated January 18, 1993 between
               Horsethief Canyon Partners, as Borrower and First Interstate Bank of
               California, as Lender.
10.66  (3)     Fifth Modification Agreement dated January 11, 1993 between Carmel Mountain
               Ranch, as Borrower and Bank of America National Trust and Savings Association
               and The Bank of California, N.A., as Lenders.
10.67  (3)     Conditional Forbearance Agreement dated January 29, 1993 between the Company, as Borrower, Bank of America National Trust and Savings Association,
               Continental Bank, N.A., The Bank of California, N.A., First Interstate Bank of
               California and California Federal Bank, a Federal Savings Bank, as the Banks,
               and Bank of America National Trust and Savings Association (as successor by merger with Security Pacific National Bank), as Agent (the "Conditional
               Forbearance Agreement").
10.68  (3)     Amendment to Conditional Forbearance Agreement dated March 26, 1993, effective
               March 31, 1993, between the Company, as Borrower, Bank of America National
               Trust and Savings Association, Continental Bank, N.A., The Bank of California,
               N.A., First Interstate Bank of California and Foothill Capital Corporation, as
               the Banks, and Bank of America National Trust and Savings Association (as
               successor by merger with Security Pacific National Bank), as Agent (the
               "Amendment to Conditional Forbearance Agreement").
10.69  (3)     Commitment Letter dated March 30, 1993 between the Company, as Borrower, Bank of America National Trust and Savings Association, Continental Bank, N.A., The
               Bank of California, N.A., First Interstate Bank of California and Foothill
               Capital Corporation, as the Banks, and Bank of America National Trust and
               Savings Association (as successor by merger with Security Pacific National
               Bank), as Agent (the "Commitment Letter").
10.70  (3)     Modification of Commitment Letter Extension Agreement dated March 29, 1993 between Horsethief Canyon Partners, as Borrower and First Interstate Bank of
               California, as Lender.
10.71  (3)     Fifth Modification of Note Agreement dated March 29, 1993 between Horsethief
               Canyon Partners, as Borrower and First Interstate Bank of California, as
               Lender.
10.72  (3)     Commitment Letter dated March 30, 1993 between Horsethief Canyon Partners, as
               Borrower and First Interstate Bank of California, as Lender.

 EXHIBIT
  NUMBER
----------
10.73  (4)     Second Amendment to Conditional Forbearance Agreement dated April 29, 1993, between the Company, as Borrower, Bank of America National Trust and Savings
               Association, Continental Bank, N.A., The Bank of California, N.A., First
               Interstate Bank of California and Foothill Capital Corporation, as the Banks,
               and Bank of America National Trust and Savings Association (as successor by merger with Security Pacific National Bank), as Agent.
10.74  (4)     Amendment to Commitment Letter dated April 29, 1993, between the Company, as
               Borrower, Bank of America National Trust and Savings Association, Continental
               Bank, N.A., The Bank of California, N.A., First Interstate Bank of California
               and Foothill Capital Corporation, as the Banks, and Bank of America National
               Trust and Savings Association (as successor by merger with Security Pacific
               National Bank), as Agent.
10.75  (4)     Third Amended and Restated Loan Agreement dated as of May 7, 1993, between the
               Company, as Borrower, Bank of America National Trust and Savings Association,
               Continental Bank, N.A., The Bank of California, N.A. and Foothill Capital
               Corporation, as the Lenders, and Bank of America National Trust and Savings
               Association, as the Agent, and Bank of America National Trust and Savings
               Association, as the Lead Bank.
10.76  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to Purchase Common
               Stock issued to Bank of America Trust and Savings Association.
10.77  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to Purchase Common
               Stock issued to Continental Bank, N.A.
10.78  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to Purchase Common
               Stock issued to The Bank of California, N.A.
10.79  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to Purchase Common
               Stock issued to Foothill Capital Corporation.
10.80  (5)     Amended and Restated Loan Agreement dated as of June 1, 1993 among Carmel
               Mountain Ranch, a California general partnership, as the Borrower, Bank of
               America National Trust and Savings Association and The Bank of California,
               N.A., as the Banks and Bank of America National Trust and Savings Association,
               as the Agent, and Bank of America National Trust and Savings Association, as
               the Lead Bank.
10.81  (5)     Commitment Letter Extension Agreement dated July 29, 1993 between Horsethief
               Canyon Partners, a California general partnership, as the Borrower, and First
               Interstate Bank of California.
10.82  (6)     Second Amendment, dated as of September 23, 1993, to Third Amended and
               Restated Loan Agreement dated as of May 7, 1993, between The Presley
               Companies, a California corporation, as the Borrower, Bank of America National
               Trust and Savings Association, Foothill Capital Corporation, Mellon Bank, N.A.
               as Trustee of First Plaza Group Trust, a New York trust, and Foothill Capital
               Corporation (as successors by assignment of the interest of The Bank of
               California, N.A.) and Pearl Street L.P. (c/o Goldman, Sachs & Co.), and
               Internationale Nederlanden (U.S.) Capital Corporation (previously known as ING
               Bank) (as successors by assignment of the interest of Continental Bank, N.A.), as the Lenders, and Bank of America National Trust and Savings Association, as
               the Agent and the Lead Bank.
10.83  (7)     Third Amendment dated as of December 30, 1993 among The Presley Companies, a
               California corporation (the Borrower), the lending parties to the Third
               Amended and Restated Loan Agreement dated as of May 7, 1993 and Bank of
               America National Trust and Savings Association, as agent and lead bank for the lenders thereunder.
10.84  (7)     Fourth Amendment dated as of February 2, 1994 among The Presley Companies, a
               California corporation (the Borrower), the lending parties to the Third
               Amended and Restated Loan Agreement dated as of May 7, 1993, and Foothill
               Capital Corporation, as agent for the lenders thereunder.

 EXHIBIT
  NUMBER
----------
10.85  (7)     Fourth Amended and Restated Loan Agreement dated as of March 25, 1994 among
               The Presley Companies, a California corporation (the Borrower), Foothill
               Capital Corporation ("Foothill"), Continental Illinois Commercial Corporation,
               First Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by
               General Motors Investment Management Corporation), Pearl Street, L.P.,
               International Nederlanden (U.S.) Capital Corporation, and Whippoorwill/Presley
               Obligations Trust -- 1994 (Continental Stock Transfer & Trust Company, as
               trustee under that certain trust agreement dated as of January 11, 1994), as the lenders, and Foothill, as the Agent for the Lenders under the Loan
               Documents.
10.86  (7)     Agreement to Issue and Purchase Stock as dated for reference purposes the 25th day of March, 1994 by and among The Presley Companies, a Delaware corporation, and Foothill Capital Corporation, Continental Illinois Commercial Corporation,
               First Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by
               General Motors Investment Management Corporation), Pearl Street, L.P.,
               International Nederlanden (U.S.) Capital Corporation, and Whippoorwill/Presley
               Obligations Trust -- 1994 (Continental Stock Transfer & Trust Company, as
               trustee under that certain trust agreement dated as of January 11, 1994).
10.87  (8)     First Amendment to the Agreement to Issue and Purchase Stock dated as of April
               8, 1994 by and among The Presley Companies, a Delaware corporation, and
               Foothill Capital Corporation, Continental Illinois Commercial Corporation,
               First Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by
               General Motors Investment Management Corporation), Pearl Street, L.P.,
               International Nederlanden (U.S.) Capital Corporation, and Whippoorwill/
               Presley Obligations Trust -- 1994 (Continental Stock Transfer & Trust Company,
               as trustee under that certain trust agreement dated as of January 11, 1994).
10.88  (9)     First Amendment to the Fourth Amended and Restated Loan Agreement and Second
               Amendment to the Agreement to Issue and Purchase Stock dated as of May 20,
               1994 by and among The Presley Companies, a Delaware corporation. The Presley
               Companies, a California corporation, and Foothill Capital Corporation, individually and as Agent, Continental Illinois Commercial Corporation, First
               Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by General
               Motors Investment Management Corporation), Pearl Street, L.P., International
               Nederlanden (U.S.) Capital Corporation, and Whippoorwill/Presley Obligations
               Trust -- 1994 (Continental Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994).
10.89  (9)     Second Amendment to the Fourth Amended and Restated Loan Agreement dated as of
               May 31, 1994 by and among The Presley Companies, a California corporation,
               Foothill Capital Corporation, individually and as agent, First Plaza Group
               Trust (Mellon Bank, N.A., acting as trustee as directed by General Motors
               Investment Management Corporation), Pearl Street, L.P., International
               Nederlanden (U.S.) Capital Corporation, and Whippoorwill/Presley Obligations
               Trust -- 1994 (Continental Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994).
10.90  (8)     Form of Shareholders' Agreement dated as of May 20, 1994, by and among The
               Presley Companies, a Delaware corporation, each of the holders of shares of the Series B Common Stock and certain holders of shares of the Series A Common
               Stock.
10.91  (8)     Form of Registration Rights Agreement dated as of May 20, 1994, by and among
               The Presley Companies, a Delaware corporation and each of the holders of shares of the Series B Common Stock.
10.92  (8)     Amended and Restated 1991 Stock Option Plan of The Presley Companies, a
               Delaware corporation.
10.93  (9)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the
               Company and Wade H. Cable.

 EXHIBIT
  NUMBER
----------
10.94  (9)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the
               Company and David M. Siegel.
10.95  (9)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the
               Company and L.C. Albertson, Jr.
10.96  (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Gerald P. Nordeman.
10.97  (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Charles W. Reynolds.
10.98  (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Lewis N. Wilmot.
10.99  (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Nancy M. Harlan.
10.100 (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Linda L. Foster.
10.101 (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and W. Douglass Harris.
10.102 (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and C. Dean Stewart.
10.103 (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and G. Ross Crawford.
10.104 (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and Alan Uman.
10.105 (9)     Form of Stock Option Agreement, dated as of May 20, 1994, between the Company and William Lyon.
10.106 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Wade H. Cable and the Company.
10.107 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between David M. Siegel and the Company.
10.108 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between L.C. Albertson, Jr. and the Company.
10.109 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Gerald P. Nordeman and the Company.
10.110 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Charles W. Reynolds and the Company.
10.111 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Lewis N. Wilmot and the Company.
10.112 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Nancy M. Harlan and the Company.
10.113 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Linda L. Foster and the Company.
10.114 (9)     Form of Employment Agreement, dated as of May 20, 1994, between W. Douglass
               Harris and the Company.
10.115 (9)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between C. Dean Stewart and the Company.
10.116 (8)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between G. Ross Crawford and the Company.
10.117 (8)     Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Alan Uman and the Company.

 EXHIBIT
  NUMBER
----------
10.118(10)     Third Amendment of Fourth Amended and Restated Loan Agreement, dated for reference purposes June 30, 1994, by and among (i) The Presley Companies, a
               California corporation, as the borrower, (ii) Foothill Capital Corporation
               ("Foothill"), First Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by General Motors Investment Management Corporation), Pearl Street,
               L.P., International Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental Stock Transfer &
               Trust Company, as trustee under that certain trust agreement dated as of
               January 11, 1994), as the lenders, and Foothill, as the agent for the lenders.
10.119(10)     Agreement and Assignment; Mutual Releases, as of August 23, 1994, by and
               between Gateway Highlands, a California limited partnership, HSP Inc., a
               California corporation and The Presley Companies, a California corporation.
10.120(11)     Master Credit Agreement by and between Carmel Mountain Ranch, a California general partnership and Bank One, Arizona, N.A., a national banking association dated as of February 15, 1995.
10.121(12)     Fifth Amendment to Fourth Amended and Restated Loan Agreement, dated for reference purposes June 30, 1995, by and among (i) The Presley Companies, a
               California corporation, as the borrower, (ii) Foothill Capital Corporation
               ("Foothill"), First Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by General Motors Investment Management Corporation), Internationale
               Nederlanden (U.S.) Capital Corporation, and Whippoorwill/Presley Obligations
               Trust -- 1994 (Continental Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994), as the lenders, and (iii) Foothill, as the Agent for the Lenders.
10.122(13)     Commitment Letter and Settlement Agreement dated September 11, 1995 by and among First Interstate Bank of California, Horsethief Canyon Partners, a
               California general partnership ("Borrower"), and The Presley Companies, a
               California corporation, the Borrower's managing general partner.
10.123(13)     Master Credit Agreement by and between The Presley Companies, a California corporation, and Bank One, Arizona, NA, a national banking association, dated as of October 10, 1995.
10.124(13)     First Amendment to Master Credit Agreement by and between Carmel Mountain
               Ranch, a California general partnership and Bank One, Arizona, NA dated as of
               October 10, 1995.
10.125(14)     Master Credit Agreement by and between Horsethief Canyon Partners, a
               California general partnership ("Borrower"), and Bank One, Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
10.126(14)     Amendment to Master Credit Agreement and Secured Promissory Note by and
               between Presley Homes (formerly known as The Presley Companies), a California corporation ("Borrower"), and Bank One, Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
10.127(14)     Second Amendment to Master Credit Agreement and Secured Promissory Note by and
               between Carmel Mountain Ranch, a California general partnership ("Borrower"), and Bank One, Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
21.1           List of Subsidiaries of the Company.
27             Financial Data Schedule.

------------

 (1) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto, (S.E.C. Registration No. 33-42161) and incorporated herein by this reference.

 (2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992 and incorporated herein by this reference.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.

 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 and incorporated herein by this reference.

 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 and incorporated herein by this reference.

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 and incorporated herein by this reference.

 (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

 (8) Previously filed as an exhibit to the Company's Proxy Statement for Annual Meeting of Stockholders held on May 20, 1994 and incorporated herein by this reference.

 (9) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by this reference.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated herein by this reference.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by this reference.

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by this reference.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by this reference.

     (b) Reports on Form 8-K

              No Reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PRESLEY COMPANIES

                                          By:         DAVID M. SIEGEL
                                            ------------------------------------
                                                      David M. Siegel
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------

                WILLIAM LYON                   Chairman of the Board and        March 25, 1997
---------------------------------------------  Director
                William Lyon

                WADE H. CABLE                  Director, Chief Executive        March 25, 1997
---------------------------------------------  Officer and President
                Wade H. Cable                  (Principal Executive Officer)

               HOWARD P. ALLEN                 Director                         March 25, 1997
---------------------------------------------
               Howard P. Allen

               JAMES E. DALTON                 Director                         March 25, 1997
---------------------------------------------
               James E. Dalton

              GREGORY P. FLYNN                 Director                         March 25, 1997
---------------------------------------------
              Gregory P. Flynn

                                               Director                         March 25, 1997
---------------------------------------------
               Charles Froland

              STEVEN B. SAMPLE                 Director                         March 25, 1997
---------------------------------------------
              Steven B. Sample

                KAREN SANDLER                  Director                         March 25, 1997
---------------------------------------------
                Karen Sandler

               DAVID M. SIEGEL                 Director, Senior Vice            March 25, 1997
---------------------------------------------  President, Chief Financial
               David M. Siegel                 Officer and Treasurer
                                               (Principal Financial Officer)

             W. DOUGLASS HARRIS                Vice President and Corporate     March 25, 1997
---------------------------------------------  Controller (Principal
             W. Douglass Harris                Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE PRESLEY COMPANIES

                                                                                        PAGE
                                                                                        -----
Report of Independent Auditors........................................................    F-2
Consolidated Balance Sheets...........................................................    F-3
Consolidated Statements of Operations.................................................    F-4
Consolidated Statements of Stockholders' Equity.......................................    F-5
Consolidated Statements of Cash Flows.................................................    F-6
Notes to Consolidated Financial Statements............................................    F-7

        REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Presley Companies

     We have audited the accompanying consolidated balance sheets of The Presley Companies (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Presley Companies at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                   /s/  ERNST & YOUNG LLP

Newport Beach, California
February 18, 1997

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                                                              DECEMBER 31,
                                                                      ----------------------------
                                                                          1996            1995
                                                                      ------------    ------------
                                              ASSETS
Cash and cash equivalents...........................................    $  4,550        $  4,217
Receivables -- Note 3...............................................       4,225           5,304
Real estate inventories -- Notes 1 and 4............................     304,126         315,535
Property and equipment, less accumulated depreciation of $1,432 and
  $850 at December 31, 1996 and 1995, respectively..................       3,047           2,577
Deferred loan costs -- Note 1.......................................       4,347           5,366
Other assets........................................................      11,320           7,934
                                                                        --------        --------
                                                                        $331,615        $340,933
                                                                        ========        ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable....................................................    $ 18,428        $ 10,551
Accrued expenses....................................................      20,450          21,887
Notes payable -- Note 5.............................................      18,524          34,434
12 1/2% Senior Notes Due 2001 -- Note 5.............................     190,000         190,000
                                                                        --------        --------
                                                                         247,402         256,872
                                                                        --------        --------

Commitments and contingencies -- Note 9

Stockholders' equity -- Notes 2 and 6
  Common stock:
     Series A common stock, par value $.01 per share; 100,000,000 shares authorized; 17,838,535 issued and outstanding at
      December 31, 1996 and 1995, respectively......................         178             178
     Series B restricted voting convertible common stock, par value
      $.01 per share; 50,000,000 shares authorized; 34,357,143
      shares issued and outstanding at December 31, 1996 and 1995,
      respectively..................................................         344             344
  Additional paid-in capital........................................     114,599         114,599
  Accumulated deficit from January 1, 1994..........................     (30,908)        (31,060)
                                                                        --------        --------
                                                                          84,213          84,061
                                                                        --------        --------
                                                                        $331,615        $340,933
                                                                        ========        ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
Sales
  Homes.................................................  $ 317,366     $ 231,204     $ 262,866
  Lots, land and other..................................      1,631        54,301         7,302
                                                          ---------     ---------     ---------
                                                            318,997       285,505       270,168
                                                          ---------     ---------     ---------
Operating costs
  Cost of sales -- homes................................   (279,988)     (210,808)     (217,712)
  Cost of sales -- lots, land and other.................     (1,991)      (55,703)       (6,856)
  Impairment loss on real estate assets -- Note 1.......         --       (16,811)           --
  Reduction of real estate assets to estimated net
     realizable value -- Note 1  .......................         --        (9,400)           --
  Sales and marketing...................................    (22,877)      (21,400)      (18,958)
  General and administrative............................    (13,978)      (12,718)      (12,324)
                                                          ---------     ---------     ---------
                                                           (318,834)     (326,840)     (255,850)
                                                          ---------     ---------     ---------

Operating income (loss).................................        163       (41,335)       14,318
Interest expense, net of amounts capitalized -- Note
  5.....................................................     (2,256)       (2,226)       (6,961)
Other income (expense), net.............................      2,245         1,908         2,462
Minority partners' interest in consolidated income......         --            --           413
                                                          ---------     ---------     ---------
Income (loss) before income taxes and extraordinary
  item..................................................        152       (41,653)       10,232
Credit (provision) for income taxes -- Note 7...........         --         1,868        (4,195)
                                                          ---------     ---------     ---------
Income (loss) before extraordinary item.................        152       (39,785)        6,037
Extraordinary item -- gain from retirement of debt, net
  of applicable income taxes of $1,868 -- Note 8........         --         2,688            --
                                                          ---------     ---------     ---------
Net income (loss).......................................  $     152     $ (37,097)    $   6,037
                                                          =========     =========     =========

Net income (loss) per common share: -- Note 1
  Before extraordinary item.............................  $      --     $   (0.76)    $    0.11
  Extraordinary item....................................         --          0.05            --
                                                          ---------     ---------     ---------
  After extraordinary item..............................  $      --     $   (0.71)    $    0.11
                                                          =========     =========     =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS)

                                                                                                            RETAINED
                                       COMMON STOCK                                                         EARNINGS
                             ---------------------------------                PROMISSORY                  (ACCUMULATED
                                                                                NOTES      ACCUMULATED      DEFICIT)
                                SERIES A          SERIES B       ADDITIONAL   RELATED TO    DEFICIT AT        FROM
                             ---------------   ---------------    PAID-IN     MANAGEMENT   DECEMBER 31,    JANUARY 1,
                             SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       STOCK          1993           1994        TOTAL
                             ------   ------   ------   ------   ----------   ----------   ------------   ------------   --------
Balance -- December 31,
  1993.....................  18,500    $185       --     $ --     $155,474     $ (2,991)     $(71,278)      $     --     $ 81,390
Conversion of debt to
  equity through issuance
  of shares of Series B
  Common Stock -- Note 2...     --       --    43,167     432       94,568           --            --             --       95,000
Readjustment of the
  Company's accounts to
  estimated fair values and
  the elimination of the
  accumulated deficit
  against additional
  paid-in capital as of
  January 1, 1994 -- Note
  2........................     --       --       --       --     (136,778)          --        71,278             --      (65,500)
Retirement of 8,809,524
  shares of Series B Common
  Stock in connection with
  issuance of Senior
  Notes -- Note 2..........     --       --    (8,810)    (88)          88           --            --             --           --
Net income.................     --       --       --       --           --           --            --          6,037        6,037
Income tax benefit of loss
  carryforward existing at
  date of
  quasi-reorganization -- Note
  2........................     --       --       --       --        4,195           --            --             --        4,195
Principal payments on
  promissory notes related
  to management stock --
  Note 6...................     --       --       --       --           --           36            --             --           36
Surrender of 661,465 shares
  of Series A Common Stock
  related to promissory
  notes issued in 1990
  -- Note 6................   (661)      (7)      --       --       (2,948)       2,955            --             --           --
                             ------    ----    ------    ----     --------     --------      --------       --------     --------
Balance -- December 31,
  1994.....................  17,839     178    34,357     344      114,599           --            --          6,037      121,158
Net loss...................     --       --       --       --           --           --            --        (37,097)     (37,097)
                             ------    ----    ------    ----     --------     --------      --------       --------     --------
Balance -- December 31,
  1995.....................  17,839     178    34,357     344      114,599           --            --        (31,060)      84,061
Net income.................     --       --       --       --           --           --            --            152          152
                             ------    ----    ------    ----     --------     --------      --------       --------     --------
Balance -- December 31,
  1996.....................  17,839    $178    34,357    $344     $114,599     $     --      $     --       $(30,908)    $ 84,213
                             ======    ====    ======    ====     ========     ========      ========       ========     ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                     1996         1995         1994
                                                                                   --------     --------     ---------
Operating activities

  Net income (loss)..............................................................  $    152     $(37,097)    $   6,037
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization................................................       585          463           387
    Minority partners' interest in consolidated income...........................        --           --          (413)
    Reduction of certain real estate assets to estimated net realizable value....        --        9,400            --
    Impairment loss on real estate assets........................................        --       16,811            --
    Gain on retirement of debt, before applicable income taxes...................        --       (4,556)           --
    Provision for uncollectible notes receivable.................................       145           --           170
    Net changes in operating assets and liabilities:
      Other receivables..........................................................      (778)       2,809           439
      Real estate inventories....................................................    11,409       40,309       (13,140)
      Deferred loan costs........................................................     1,019        1,196        (5,727)
      Other assets...............................................................    (3,386)      (2,270)          512
      Accounts payable...........................................................     7,877        1,403           708
      Accrued expenses...........................................................    (1,437)        (727)        7,424
      Income taxes payable.......................................................        --           --         4,195
                                                                                   --------     --------     ---------
  Net cash provided by operating activities......................................    15,586       27,741           592
                                                                                   --------     --------     ---------
Investing activities
  Issuance of notes receivable...................................................        --       (2,175)         (530)
  Principal payments on notes receivable.........................................     1,712        2,529         2,045
  Purchases of property and equipment............................................    (1,055)        (794)       (1,001)
                                                                                   --------     --------     ---------
  Net cash provided by (used in) investing activities............................       657         (440)          514
                                                                                   --------     --------     ---------
Financing activities
  Proceeds from issuance of 12 1/2% Senior Notes.................................        --           --       200,000
  Proceeds from borrowings on notes payable......................................   107,891       75,339        58,160
  Principal payments on notes payable............................................  (123,801)     (94,851)     (262,641)
  Retirement of debt.............................................................        --      (24,215)           --
  Principal payments on promissory notes related to management stock.............        --           --            36
  Payment for redemption of minority partners' interests in consolidated joint
    venture......................................................................        --           --        (2,650)
                                                                                   --------     --------     ---------
  Net cash used in financing activities..........................................   (15,910)     (43,727)       (7,095)
                                                                                   --------     --------     ---------
Net increase (decrease) in cash and cash equivalents.............................       333      (16,426)       (5,989)
Cash and cash equivalents -- beginning of period.................................     4,217       20,643        26,632
                                                                                   --------     --------     ---------
Cash and cash equivalents -- end of period.......................................  $  4,550     $  4,217     $  20,643
                                                                                   ========     ========     =========
Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts capitalized...........  $  2,517     $  2,018     $   5,380
                                                                                   ========     ========     =========
  Cash paid during the period for income taxes...................................  $     --     $     --     $      37
                                                                                   ========     ========     =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     The Presley Companies (the "Company") is primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and all majority-owned or controlled subsidiaries and joint ventures. The equity interests of other partners are reflected as minority partners' interest. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company.

  Real Estate Inventories and Related Indebtedness

     Real estate inventories are carried at cost net of impairment losses and real estate valuation adjustments. Real estate inventories consist primarily of raw land, lots under development, houses under construction and completed houses. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land and improvement costs are allocated within a project utilizing a method that approximates relative value. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company's limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company normally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims.

     Interest incurred under the Working Capital Facility, the Senior Notes and other notes payable, as more fully discussed in Note 5, is generally first capitalized to real estate projects under development. Excess interest charges related to real estate projects not under development are expensed in the period incurred.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the new pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. This was a significant change from the previous accounting standard that required homebuilders to carry real estate assets at the lower of cost or net realizable value. Although Statement No. 121 was effective for fiscal years beginning after December 15, 1995, the Company elected, as encouraged by the new pronouncement, to adopt its provisions in 1995. Accordingly, the net loss for the year ended December 31, 1995 included a non-cash charge of $16,811,000 to record impairment losses on certain of the Company's real estate assets. The new accounting standard could result in material additional adjustments to the Company's real estate assets in the future, and materially different results in the timing and amount of adjustments than would have been the case under the previous standards.

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it

                             THE PRESLEY COMPANIES
requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

     Prior to October 1, 1995, the Company evaluated its real estate inventories to determine if such assets were stated at the lower of cost or estimated net realizable value, as required by the then applicable accounting pronouncements. The evaluations considered the depressed nature of the real estate business in the Company's principal markets, the reduced demand from prospective homebuyers, decreased sales prices, increased sales incentives, future costs of development and holding costs during development. Based on these evaluations, reductions of certain real estate assets to estimated net realizable value amounting to $9,400,000 were recorded during 1995.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of projects are expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expensed during 1996, 1995, and 1994 was approximately $2,256,000, $2,226,000 and $6,961,000, respectively.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using various methods over their estimated useful lives ranging from three to thirty-five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease.

  Deferred Loan Costs

     Deferred loan costs are amortized over the term of applicable loans using a method which approximates the interest method. Included in deferred loan costs at December 31, 1996 and 1995, net of related amortization, are $4,259,000 and $5,205,000, respectively, of costs associated with the issuance of the Company's Senior Notes.

  Sales and Profit Recognition

     A sale is generally recorded and profit recognized when title has passed to a buyer who has met down payment and continuing investment criteria in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." When it is determined that the earnings process is not complete, unearned profit is deferred for recognition in future periods.

  Income Taxes

     Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash investments, receivables, and deposits. The Company typically places its cash investments in investment grade short-term instruments. Collateral on first trust deed notes receivable is primarily located in Southern California and Arizona. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers.

     For those instruments, as defined under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," for which it is practical to estimate fair value,

                             THE PRESLEY COMPANIES
management has determined that the carrying amounts of the Company's financial instruments approximate their fair value at December 31, 1996, except for the 12 1/2% Senior Notes as described in Note 5.

     The Company is an issuer of, or subject to, financial instruments with off-balance sheet risk in the normal course of business which exposes it to credit risks. These financial instruments include letters of credit and obligations in connection with assessment district bonds. These off-balance sheet financial instruments are described in the applicable Notes.

  Cash and Cash Equivalents

     Short-term investments with a maturity of three months or less when purchased are considered cash equivalents.

  Net Income (Loss) Per Common Share

     Net income (loss) per common share for the years ended December 31, 1996 and 1995 is based on 52,195,678 shares of Series A and Series B common stock outstanding.

     Net income per common share for the year ended December 31, 1994 is based on 57,197,941 weighted average total shares of Series A and Series B common stock outstanding after giving retroactive effect to the capital restructuring described in Note 2.

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996. Accordingly, actual results could differ from those estimates in the near-term.

NOTE 2 -- CAPITAL RESTRUCTURING AND QUASI-REORGANIZATION

     On March 28, 1994 the Company's Board of Directors approved a Plan for Capital Restructuring, which was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 20, 1994.

     In accordance with the Plan for Capital Restructuring, on March 29, 1994 the Company executed a definitive agreement with its lenders to restructure the Company's $340,000,000 revolving line of credit. The Plan was approved at the Company's Annual Meeting held on May 20, 1994 and on that date the lender group under the Company's Revolving Debt Facility (see Note 5) converted $95,000,000 of outstanding debt under the Revolving Facility to equity through the issuance of 43,166,667 shares of a new series of common stock representing initially 70% of the outstanding shares of all series of common stock of the Company. As provided in the agreement with its lenders, when the Company completed its Senior Notes Offering of $200,000,000 on June 29, 1994, as described below, the lending group returned to the Company a total of 8,809,524 shares of the new series of common stock, reducing their aggregate equity interest in the Company to 65% from 70%. In order to implement the Plan for Capital Restructuring, the Company's Certificate of Incorporation was amended to redesignate existing common stock as Series A Common Stock (the "Series A Common"), to establish a second series of common stock which was issued to the lender group (the "Series B Common"), and to increase the number of directors of the Company to nine, of which six are elected by holders of outstanding shares of Series A Common, and the remaining three are elected by the holders of outstanding shares of Series B Common.

     Concurrent with the conversion of debt to equity, under the Plan for Capital Restructuring, the Revolving Debt Facility was reduced by $95,000,000 to a total of $245,000,000, comprised of a $150,000,000 term facility ("the Term Facility") and a $95,000,000 working capital facility ("the Working Capital Facility"), each described below (collectively, "the Debt Facilities"). In addition the lender group increased the Working Capital Facility by $20,000,000 to a total of $115,000,000. Revolving credit loans under the Working Capital Facility may be borrowed, repaid and reborrowed from time to time prior to the termination date of the

                             THE PRESLEY COMPANIES

Working Capital Facility. The lender group had therefore provided Debt Facilities totaling $265,000,000 to the Company.

     As described more fully in Note 5, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200,000,000 of Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The Term Facility was repaid in full and the Working Capital Facility was reduced by $43,000,000 from a portion of the proceeds from the issuance of the Senior Notes.

     The terms of the Working Capital Facility are described more fully in Note
5.

     The Series B Common ranks pari passu with the Series A Common in any liquidation of the Company. The Company may not declare or pay any dividends on the Series A Common unless equal dividends are declared and paid on the Series B Common.

     The Series B Common is convertible into Series A Common on a share-for-share basis at the option of the holder upon the occurrence of any one of the following: (1) after May 20, 1997; (2) if the holder sells the Series A Common into which the Series B Common is being converted in a public distribution or in open market sales under Rule 144, and the holder has made no arrangement for the purchase of such shares by any purchaser; (3) certain sales of Series A Common which result in a change of control; and (4) an event of default under the Working Capital Facility shall occur and be continuing.

     As part of the Plan for Capital Restructuring, the Company's Board of Directors also approved a Plan for Quasi-Reorganization retroactive to January 1, 1994. The Company implemented the quasi-reorganization at that time because it was implementing a substantial change in its capital structure in accordance with the Plan for Capital Restructuring. A quasi-reorganization allows certain companies which are undergoing a substantial change in capital structure to utilize "fresh start accounting."

     Under the Plan for Quasi-Reorganization, the Company implemented an overall accounting readjustment effective January 1, 1994, which resulted in the adjustment of assets and liabilities to estimated fair values, and the elimination of the accumulated deficit. The net amount of such revaluation adjustments and costs related to the capital restructuring, together with the accumulated deficit as of the date thereof, was transferred to paid-in capital in accordance with the accounting principles applicable to quasi-reorganizations.

     The estimation process involved in the determination of the fair value of those assets as to which an adjustment was made is inherently uncertain since it required estimates and assumptions as to future events and conditions. Such future events and conditions include economic and market conditions, the availability and cost of governmental entitlements necessary to develop and build product, the cost of financing to fund development and construction activities, and the availability and cost of labor and materials necessary to develop, build and sell product.

     Because the amount and timing of the realization of the investments by the Company and its subsidiaries in their respective real estate projects are dependent upon such future uncertain events and conditions, the actual timing and amounts may be materially different from the estimates and assumptions used in determining fair value estimates utilized for purposes of the Plan for Quasi-Reorganization.

     The quasi-reorganization affects the comparability of operating statements for periods beginning after December 31, 1993 with those for periods beginning on or before December 31, 1993. Moreover, any income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital.

                             THE PRESLEY COMPANIES

     The effect of the capital restructuring and quasi-reorganization on the consolidated balance sheet as of December 31, 1993 is as follows as of January 1, 1994 (in thousands except number of shares and par value per share):

                                            HISTORICAL
                                             BALANCE                  ADJUSTMENTS                 BALANCE
                                              SHEET       -----------------------------------      SHEET
                                           DECEMBER 31,        DEBT              QUASI-         JANUARY 1,
                                               1993       CONVERSION (A)   REORGANIZATION (B)      1994
                                           ------------   --------------   ------------------   -----------
                                                           (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                  ASSETS

Cash and cash equivalents................    $ 26,632        $     --          $       --        $  26,632
Receivables..............................      10,591              --                  --           10,591
Real estate inventories..................     439,548              --             (65,500)         374,048
Property and equipment...................       1,632              --                  --            1,632
Deferred loan costs......................         835              --                  --              835
Other assets.............................       6,176              --                  --            6,176
                                             --------        --------          ----------        ---------
                                             $485,414        $     --          $  (65,500)       $ 419,914
                                             ========        ========          ==========        =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.........................    $  8,440        $     --          $       --        $   8,440
Accrued expenses.........................      15,190              --                  --           15,190
Notes payable............................     372,198         (95,000)                 --          277,198
Minority partners' interest..............       8,196              --                  --            8,196
                                             --------        --------          ----------        ---------
                                              404,024         (95,000)                 --          309,024
                                             --------        --------          ----------        ---------
Stockholders' equity
  Common stock:
     Common stock, par value $.01 per
       share; 100,000,000 shares
       authorized; 18,500,000 shares
       issued and outstanding (designated
       as Series A common stock at
       January 1, 1994)..................         185              --                  --              185
     Series B restricted voting
       convertible common stock, par
       value $.01 per share; 50,000,000
       shares authorized; 43,166,667
       shares issued and outstanding at
       January 1, 1994...................          --             432                  --              432
  Additional paid-in capital.............     155,474          94,568            (136,778)         113,264
  Promissory notes related to management
     stock...............................      (2,991)             --                  --           (2,991)
  Retained earnings (accumulated
     deficit)............................     (71,278)             --              71,278               --
                                             --------        --------          ----------        ---------
                                               81,390          95,000             (65,500)         110,890
                                             --------        --------          ----------        ---------
                                             $485,414        $     --          $  (65,500)       $ 419,914
                                             ========        ========          ==========        =========

---------------

(A) To reflect the conversion of $95,000,000 of the Company's Revolving Debt Facility to equity through the issuance of 43,166,667 shares of Series B common stock.

(B) To reflect the readjustment of the Company's accounts to estimated fair values and the elimination of the accumulated deficit against additional paid-in capital as of January 1, 1994.

                             THE PRESLEY COMPANIES

NOTE 3 -- RECEIVABLES

     Receivables consist of the following (in thousands):

                                                                          DECEMBER 31,
                                                                         ---------------
                                                                          1996     1995
                                                                         ------   ------
      First trust deed notes secured by real estate sold, interest
        rates generally ranging from 8.00% to 12.00%...................  $  930   $2,573
      Other notes receivable...........................................     228      442
                                                                         ------   ------
                                                                          1,158    3,015
      Other receivables -- primarily escrow proceeds...................   3,067    2,289
                                                                         ------   ------
                                                                         $4,225   $5,304
                                                                         ======   ======

     Notes receivable as of December 31, 1996 mature through 2010 approximately as follows (in thousands):

      1996....................................................................  $  383
      1997....................................................................     584
      1998....................................................................     150
      1999....................................................................      --
      2000....................................................................      --
      Thereafter..............................................................      41
                                                                                ------
                                                                                $1,158
                                                                                ======

NOTE 4 -- REAL ESTATE INVENTORIES

     Real estate inventories consist of the following (in thousands):

                                           DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------
                                                                     COMPLETED
                                                   LAND AND         INVENTORY,
                                                 CONSTRUCTION   INCLUDING COMPLETED
                    REGION                       IN PROGRESS    LOTS HELD FOR SALE    MODELS     TOTAL
-----------------------------------------------  ------------   -------------------   ------    --------
Southern California............................    $152,845           $16,903         $3,383    $173,131
Northern California............................      80,729             5,160          3,530      89,419
Arizona........................................      17,533             3,486          1,098      22,117
New Mexico.....................................       7,643               713          1,256       9,612
Nevada.........................................       6,998             1,477            409       8,884
Illinois.......................................         963                --             --         963
                                                   --------           -------         ------    --------
                                                   $266,711           $27,739         $9,676    $304,126
                                                   ========           =======         ======    ========

                                           DECEMBER 31, 1995
--------------------------------------------------------------------------------------------------------
                                                                    COMPLETED
                                                  LAND AND         INVENTORY,
                                                CONSTRUCTION   INCLUDING COMPLETED
                    REGION                      IN PROGRESS    LOTS HELD FOR SALE    MODELS      TOTAL
----------------------------------------------  ------------   -------------------   -------    --------
Southern California...........................    $160,924           $14,917         $12,873    $188,714
Northern California...........................      74,638             6,796           7,385      88,819
Arizona.......................................      23,234             1,785           2,069      27,088
New Mexico....................................       4,569             1,753             782       7,104
Nevada........................................       2,916                --              --       2,916
Illinois......................................         894                --              --         894
                                                  --------           -------         -------    --------
                                                  $267,175           $25,251         $23,109    $315,535
                                                  ========           =======         =======    ========

                             THE PRESLEY COMPANIES

NOTE 5 -- 12 1/2% SENIOR NOTES AND NOTES PAYABLE

     12 1/2% Senior Notes and notes payable consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    12 1/2% Senior Notes due 2001..................................  $190,000     $190,000
                                                                     --------     --------
    Notes payable:
      Working Capital Facility (Revolving Facility)................    12,000       26,915
      Notes payable -- consolidated joint ventures:
         Construction loans........................................        --        2,433
         Revolving line of credit..................................     6,170        2,454
      Other notes payable..........................................       354        2,632
                                                                     --------     --------
                                                                       18,524       34,434
                                                                     --------     --------
                                                                     $208,524     $224,434
                                                                     ========     ========

     Interest costs relating to the above notes consist of the following (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
    Interest incurred..................................  $(31,571)    $(34,160)    $(32,195)
    Interest capitalized...............................    29,315       31,934       25,234
                                                         --------     --------     --------
    Interest expense...................................  $ (2,256)    $ (2,226)    $ (6,961)
                                                         ========     ========     ========

  Senior Notes

     The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200,000,000 of Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued.

     The 12 1/2% Senior Notes due 2001 were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the California Presley guarantee is not secured, holders are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

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

                             THE PRESLEY COMPANIES

     Upon a Change of Control as described in the Indenture, Presley must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

     Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60,000,000 for any two consecutive fiscal quarters and from the proceeds of certain asset sales.

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

     The net proceeds of this offering were used to repay amounts outstanding under the Term Facility and to reduce the outstanding debt and commitment level under the Working Capital Facility in connection with the Plan for Capital Restructuring as more fully described in Note 2.

     The proceeds of the offering were used as follows:

            Repayment of Term Facility.............................   $150,000,000
            Reduction of Working Capital Facility..................     43,000,000
            Underwriting discount..................................      6,000,000
            Offering costs.........................................      1,000,000
                                                                      ------------
                                                                      $200,000,000
                                                                      ============

     In April 1995, the Company purchased $10,000,000 principal amount of its outstanding Senior Notes at a cost of $8,465,000, resulting in a net gain of $724,000 after giving effect to related deferred loan costs and income taxes. Although it has no definitive program to purchase outstanding Senior Notes, the Company may make such purchases from time to time in the future if management believes such purchases are in the Company's best interests.

     As of December 31, 1996, the outstanding 12 1/2% Senior Notes with a face value of $190,000,000 have a fair value of $180,500,000, based on discussions with analysts.

  Working Capital Facility

     The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in the Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at December 31, 1996 was approximately $190,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at December 31, 1996 was $12,000,000.

     The Working Capital Facility has a termination date of May 20, 1997, with two one-year extensions at the Company's option. Upon any extension of the termination date, the Company would pay an extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below) for each year extended. Management intends to exercise the Company's option to extend the termination date of the Working Capital Facility to May 20, 1998.

                             THE PRESLEY COMPANIES

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

     The Working Capital Facility now provides that the Company must maintain a Tangible Effective Net Worth as of the last day of any fiscal quarter of not less than $70,000,000. The Working Capital Facility also provides that as of the last day of any fiscal quarter the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
3.75 to 1 and that the ratio of Adjusted Total Liabilities (the Company's and its unconsolidated partnerships' Total Liabilities and Letters of Credit) (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
4.0 to 1. At December 31, 1996 the Company's Tangible Effective Net Worth was approximately $79,866,000, the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.10 to 1, and the ratio of Adjusted Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.10 to 1.

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

     The Working Capital Facility requires that mandatory prepayments be made to reduce the outstanding balance of loans to the extent of all funds in excess of $20,000,000 in the principal operating accounts of the Company.

     The Company is obligated under letters of credit, issued under terms of the Working Capital Facility, which totaled $144,000 at December 31, 1996. These letters of credit guarantee completion of construction related to various project improvements.

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

     Effective on October 4, 1996, HCP executed a master credit agreement with a maximum loan commitment of $10,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes. At December 31, 1996, the revolving line of credit had an outstanding balance of $2,628,000. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998. Availability under the line is subject to a number of limitations. The outstanding balance under this facility, together with the outstanding balances under the CMR facility and the Other Facility described below, may not exceed $29,000,000.

     Effective in March 1995, the development and construction of Carmel Mountain Ranch ("CMR"), a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of

                             THE PRESLEY COMPANIES
several components relating to production units, models and residential lots. At December 31, 1996, the revolving line of credit had no outstanding balance. Availability under the line is subject to a number of limitations, but in any case cannot exceed $29,000,000, and is subject to further limitations, as described in the preceding and following paragraphs. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.

  Other Facility

     Effective in October 1995, the Company executed a master credit agreement with a maximum loan commitment of $5,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes on certain real property located in Arizona and New Mexico. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on November 30, 1998. The outstanding balance under this facility, together with the outstanding balances under the CMR facility and the HCP facility described in the preceding paragraphs, may not exceed $29,000,000. As of December 31, 1996 the outstanding balance under this agreement was $3,542,000.

     The prime rate averaged 8.27%, 8.83% and 7.14% for 1996, 1995 and 1994, respectively, and was 8.25% and 8.50% at December 31, 1996 and 1995, respectively.

NOTE 6 -- STOCKHOLDERS' EQUITY AND INCENTIVE COMPENSATION

  Management Stock

     In 1990, California Presley and certain members of management ("Management") entered into an agreement wherein common stock was issued to Management in place of a then-existing incentive compensation plan. California Presley issued 15,875 shares of common stock (approximately 1,574,800 equivalent shares of Delaware Presley) to Management for $10,670,000, comprised of $6,935,000 in cash and $3,735,000 in promissory notes. A portion of the stock issued was pledged back to the Company as security for the promissory notes. The promissory notes bore interest at 10%, were payable in installments over 30 years and were classified as a reduction of stockholders' equity in the consolidated balance sheets. Principal payments have been reflected as reductions of the promissory notes when received; $36,000 was received in 1994.

     Effective December 30, 1994, Management surrendered the pledged shares back to the Company in satisfaction of the promissory note obligations. Because the unpaid principal of the notes had been carried as a reduction of stockholders' equity in the consolidated balance sheets, no charge against income resulted from the transaction. The total principal cancelled was $2,955,000 and 661,465 shares of Series A Common Stock were surrendered back to the Company.

  Stock Option Plan

     Effective May 20, 1994, Delaware Presley amended the 1991 Stock Option Plan (the "Plan") to increase the number of shares authorized for options to be granted to 2,642,000 shares of Series A Common Stock. Under the Plan, options may be granted from time to time to key employees, officers, directors, consultants and advisors of the Company. The Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee"). The Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options will not be less than 100% of the fair market value of a share of the Series A Common Stock on the date the option is granted. The options will be exercisable for a term determined by the Committee, not to exceed ten years from the date of grant or upon a change of control.

                             THE PRESLEY COMPANIES

     On May 20, 1994, Delaware Presley issued options to purchase a total of 2,035,000 shares of Series A Common Stock at $2.875 per share. The options outstanding at December 31, 1996 vest at various times and will be fully vested on May 20, 1997 and expire five years from the date of vesting. In connection with a new incentive compensation plan (as described below), 725,000 stock options currently outstanding were repriced effective January 1, 1997 from $2.875 to $1.00.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation", issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the Stock Option Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The Company estimated the fair value of the stock options at date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.25%; a dividend yield of 0.00%, a volatility factor for the market price of the Company's common stock of 0.514; and a weighted average expected life of four years for the stock options.

  Incentive Compensation Plan

     Effective on January 1, 1997, the Company's Board of Directors approved a new incentive compensation plan for all of the Company's full-time, salaried employees -- including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Executives, Managers, Field Construction Supervisors, and certain other employees. Under the terms of this new plan, the CEO and CFO will be eligible to receive bonuses at the discretion of the Compensation Committee of the Board; in addition, the stock options currently outstanding and held by the CEO and CFO (totaling 725,000 options) were repriced from $2.875 to $1.00.

     In addition, the 1997 Executive Bonus Plan stipulates annual setting of individual bonus targets, expressed as a percent of each executive's salary, with awards based on performance against goals pertaining to each participant's operating area.

     All awards will be prorated downward if the sum of all calculated awards for the entire Company exceeds 20% of the Company's consolidated pre-tax income before bonuses. Awards will be paid out over three years, with 50% paid following the determination of bonus awards, 25% paid one year later and 25% paid two years later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

                             THE PRESLEY COMPANIES

NOTE 7 -- INCOME TAXES

     The following summarizes the credit (provision) for income taxes (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Current
         Federal..........................................  $    --     $    --     $    --
         State............................................       (4)         (4)         (2)
                                                            -------     -------     -------
                                                                 (4)         (4)         (2)
                                                            -------     -------     -------
    Deferred
         Federal..........................................       --       1,448      (3,206)
         State............................................        4         424        (987)
                                                            -------     -------     -------
                                                                  4       1,872      (4,193)
                                                            -------     -------     -------
    Credit (provision) for income taxes before
      extraordinary item..................................       --       1,868      (4,195)
    Tax provision on extraordinary item...................       --      (1,868)         --
                                                            -------     -------     -------
                                                            $    --     $    --     $(4,195)
                                                            =======     =======     =======

     Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1996         1995        1994
                                                           -------     --------     -------
    Credit (provision) for Federal income taxes at the
      statutory rate.....................................  $   (53)    $ 14,578     $(3,479)
    (Provision) credit for state income taxes, net of
      Federal income tax benefits........................      (20)       2,517        (660)
    Valuation allowance for deferred tax asset...........               (15,385)         --
    Extraordinary item -- gain from retirement of debt...       --       (1,868)         --
    Other................................................       73          158         (56)
                                                           -------     --------     -------
                                                           $    --     $     --     $(4,195)
                                                           =======     ========     =======

     Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Deferred tax assets
      Reserves deducted for financial reporting purposes not
         allowable for tax purposes................................  $ 13,996     $ 35,230
      Compensation deductible for tax purposes when paid...........       300          437
      Net operating loss and alternative minimum tax credit
         carryovers................................................    59,189       37,453
      Valuation allowance..........................................   (67,637)     (65,223)
      State income tax provisions deductible when paid for Federal
         tax purposes..............................................    10,917        8,622
      Other........................................................       149          147
                                                                     --------     --------
                                                                       16,914       16,666
                                                                     --------     --------
    Deferred tax liabilities
      Interest capitalized for financial reporting purposes and
         deducted currently for tax purposes.......................   (17,134)     (16,080)
      Effect of book/tax differences for joint ventures............       220         (586)
                                                                     --------     --------
                                                                      (16,914)     (16,666)
                                                                     --------     --------
                                                                     $     --     $     --
                                                                     ========     ========

                             THE PRESLEY COMPANIES

     At December 31, 1996 the Company has net operating loss carryforwards for Federal tax purposes of approximately $111,997,000, of which $5,066,000 expires in 2007, $17,543,000 expires in 2008, $27,378,000 expires in 2009, $35,840,000 expires in 2010 and $26,170,000 expires in 2011. Due to the transactions discussed in Note 2, the future benefits associated with the utilization of the net operating loss carryforwards may be substantially limited.

NOTE 8 -- GAIN FROM RETIREMENT OF DEBT

     In April 1995, the Company purchased $10,000,000 principal amount of its outstanding Senior Notes at a cost of $8,465,000, resulting in a net gain of $724,000 after giving effect to related deferred loan costs and income taxes. Although it has no definitive program to purchase outstanding Senior Notes, the Company may make such purchases from time to time in the future if management believes such purchases are in the Company's best interests.

     In September 1995, the Company retired a land acquisition and development loan at its wholly-owned partnership, Horsethief Canyon Partners, resulting in a net gain of $1,964,000, after giving effect to income taxes.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of 91-10, "Accounting for Special Assessment and Tax Increment Financing Entities" issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company's consolidated balance sheet, if the amounts are fixed and determinable.

     The Company's commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company's consolidated financial position.

     The Company is a defendant in various lawsuits related to its normal business activities. In the opinion of management, disposition of the various lawsuits will have no material effect on the consolidated financial statements of the Company.

NOTE 10 -- UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1996, 1995 and 1994 is as follows (in thousands except per common share amounts):

                                                          THREE MONTHS ENDED
                                         ----------------------------------------------------
                                         MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1996        1996         1996            1996         TOTAL
                                         ----------   --------   -------------   ------------   ---------
Sales..................................   $ 61,071    $ 82,219     $  79,550      $   96,157    $ 318,997
Costs and expenses, net................    (63,392)    (81,852)      (78,867)        (94,734)    (318,845)
                                          --------    --------     ---------       ---------    ---------
Income (loss) before income taxes......     (2,321)        367           683           1,423          152
Credit (provision) for income taxes....         --          --            --              --           --
                                          --------    --------     ---------       ---------    ---------
Net income (loss)......................   $ (2,321)   $    367     $     683      $    1,423    $     152
                                          ========    ========     =========       =========    =========
Net income (loss) per common share --
  Note 1...............................   $  (0.04)   $   0.01     $    0.01      $     0.03    $      --
                                          ========    ========     =========       =========    =========

                             THE PRESLEY COMPANIES

                                                          THREE MONTHS ENDED
                                         ----------------------------------------------------
                                         MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1995        1995         1995            1995         TOTAL
                                         ----------   --------   -------------   ------------   ---------
Sales..................................   $ 67,920    $ 60,216     $  65,668      $   91,701    $ 285,505
Costs and expenses, net................    (73,300)    (73,572)      (68,304)       (111,982)    (327,158)
                                          --------    --------     ---------      ----------    ---------
Income (loss) before income taxes and
  extraordinary item...................     (5,380)    (13,356)       (2,636)        (20,281)     (41,653)
Credit (provision) for income taxes....      2,206       2,492         1,365          (4,195)       1,868
                                          --------    --------     ---------      ----------    ---------
Income (loss) before extraordinary
  item.................................     (3,174)    (10,864)       (1,271)        (24,476)     (39,785)
Extraordinary item -- gain from
  retirement of debt, net of applicable
  taxes --
  Note 8...............................         --         724         1,964              --        2,688
                                          --------    --------     ---------      ----------    ---------
Net income (loss)(1)(2)................   $ (3,174)   $(10,140)    $     693      $  (24,476)   $ (37,097)
                                          ========    ========     =========      ==========    =========
Net income (loss) per common share --
  Note 1
  Before extraordinary item............   $  (0.06)   $  (0.21)    $   (0.02)     $    (0.47)   $   (0.76)
  Extraordinary item...................         --        0.02          0.03              --         0.05
                                          --------    --------     ---------      ----------    ---------
  After extraordinary item.............   $  (0.06)   $  (0.19)    $    0.01      $    (0.47)   $   (0.71)
                                          ========    ========     =========      ==========    =========

                                                          THREE MONTHS ENDED
                                         ----------------------------------------------------
                                         MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1994        1994         1994            1994         TOTAL
                                         ----------   --------   -------------   ------------   ---------
Sales..................................   $ 68,124    $ 62,364     $  71,305      $   68,375    $ 270,168
Costs and expenses, net................    (65,642)    (60,688)      (67,700)        (65,906)    (259,936)
                                          --------    --------     ---------      ----------    ---------
Income (loss) before income taxes......      2,482       1,676         3,605           2,469       10,232
Credit (provision) for income taxes....     (1,017)       (687)       (1,515)           (976)      (4,195)
                                          --------    --------     ---------      ----------    ---------
Net income (loss)......................   $  1,465    $    989     $   2,090      $    1,493    $   6,037
                                          ========    ========     =========      ==========    =========
Net income (loss) per common share --
  Note 1...............................   $   0.02    $   0.02     $    0.04      $     0.03    $    0.11
                                          ========    ========     =========      ==========    =========

---------------

(1) Results for the three months ended June 30, 1995 were adversely affected by a $9,400,000 reduction of certain real estate assets to their estimated net realizable value as described in Note 1.

(2) Results for the three months ended December 31, 1995 were adversely affected due to recognition of an impairment loss on real estate assets amounting to $16,811,000 as described in Note 1.

                               INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
 3.1   (1)     Certificate of Incorporation of the Company.....................
 3.3   (1)     Bylaws of the Company...........................................
 4.1   (1)     Specimen certificate of Common Stock............................
10.1   (1)     First Amended and Restated Loan Agreement dated as of December
               18, 1989 among the Company, as Borrower, Security Pacific
               National Bank, First Interstate Bank of California, The Bank of
               California, N.A., California Federal Bank, a Federal Savings
               Bank, and Continental Bank, N.A., as the Banks, and Security
               Pacific National Bank as the Agent (the "1989 Revolving
               Facility")......................................................
10.2   (1)     First Amendment to the 1989 Revolving Facility, dated February
               1, 1991.........................................................
10.3   (1)     Letter, dated December 11, 1990, providing for the extension of the 1989 Revolving Facility.....................................
10.4   (1)     Commitment Letter, dated August 19, 1991, among the Banks, the
               Agent and the Company relating to the amendment and extension of the 1989 Revolving Facility.....................................
10.5   (1)     Loan Agreement, dated as of September 27, 1988, between Carmel
               Mountain Ranch, as Borrower, Security Pacific National Bank,
               Bank of America National Trust and Savings Association and
               Bankers Trust Company, as the Banks, and Security Pacific
               National Bank, as the Agent (the "CMR Loan Agreement")..........
10.6   (1)     First Amendment to the CMR Loan Agreement, dated April 3,
               1989............................................................
10.7   (1)     Second Amendment to the CMR Loan Agreement, dated December 21,
               1989............................................................
10.8   (1)     Third Amendment to the CMR Loan Agreement, dated January 1,
               1991............................................................
10.9   (1)     Fourth Amendment to the CMR Loan Agreement, dated March 1,
               1991............................................................
10.10  (1)     Building Loan Agreement, dated November 4, 1988, between
               Horsethief Canyon Partners and First Interstate Bank of
               California (the "HCP Loan Agreement")...........................
10.11  (1)     Note, dated November 4, 1988, in favor of First Interstate Bank of California by Horsethief Canyon Partners (the "HCP Note")....
10.12  (1)     Amendment to the HCP Loan Agreement, dated March 28, 1989.......
10.13  (1)     Modification to the HCP Note, dated November 26, 1990...........
10.14  (1)     Modification to the HCP Note, dated February 27, 1991...........
10.15  (1)     Modification to the HCP Note, dated June 18, 1991...............
10.16  (1)     Additional Funds Agreement, dated June 18, 1991, between
               Horsethief Canyon Partners and First Interstate Bank of
               California......................................................
10.17  (1)     Office Building Lease, dated June 1, 1989, between Corporate
               Plaza and Associates and the Company............................
10.18  (1)     Form of Employment Agreement, dated October 17, 1991, between
               Wade H. Cable and the Company...................................
10.19  (1)     Form of Employment Agreement, dated October 17, 1991, between
               David M. Siegel and the Company.................................
10.20  (1)     Form of Employment Agreement, dated October 17, 1991, between
               L.C. Albertson, Jr. and the Company.............................

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.21  (1)     Form of Employment Agreement, dated October 17, 1991, between
               Peter N. Hellmann and the Company...............................
10.22  (1)     Form of Employment Agreement, dated October 17, 1991, between
               Gerald P. Nordeman and the Company..............................
10.23  (1)     Form of Employment Agreement, dated October 17, 1991, between
               Charles W. Reynolds and the Company.............................
10.24  (1)     Form of Employment Agreement, dated October 17, 1991, between
               Lewis N. Wilmot and the Company.................................
10.25  (1)     Form of Employment Agreement, dated October 17, 1991, between
               Nancy M. Harlan and the Company.................................
10.26  (1)     Form of Employment Agreement, dated October 17, 1991, between
               Linda L. Foster and the Company.................................
10.27  (1)     Form of Indemnity Agreement, dated October 18, 1991, between the
               Company and Messrs. Lyon and Cable as Directors, and dated
               December 12, 1991 as to the other Directors.....................
10.28  (1)     Form of Registration Rights Agreement, dated October 7, 1991, between the Company and William Lyon............................
10.29  (1)     Form of Registration Rights Agreement, dated October 7, 1991, between the Company and each of the existing stockholders other than William Lyon...............................................
10.30  (1)     1991 Stock Option Plan..........................................
10.31  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and Wade H. Cable.......................................
10.32  (1)     Secured Promissory Note, dated February 1, 1990, made by Wade H.
               Cable in favor of the Company...................................
10.33  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and Wade H. Cable and Susan M.
               Cable, Trustees of the Cable Family Trust Est. 7-11-88..........
10.34  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and David M. Siegel.....................................
10.35  (1)     Secured Promissory Note, dated February 1, 1990, made by David
               M. Siegel in favor of the Company...............................
10.36  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and David M. Siegel and Linda A.
               Siegel, Trustees of the Siegel Family Trust U/D/T Est.
               6-20-89.........................................................
10.37  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and L.C. Albertson, Jr. ................................
10.38  (1)     Secured Promissory Note, dated February 1, 1990, made by L.C.
               Albertson, Jr. in favor of the Company..........................
10.39  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and Lloyd C. Albertson, Jr. and
               Dorothy K. Albertson, Trustees of the Lloyd C. Albertson, Jr.
               Family Trust Est. 6-15-79.......................................
10.40  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and Charles W. Reynolds.................................
10.41  (1)     Secured Promissory Note, dated February 1, 1990, made by Charles
               W. Reynolds in favor of the Company.............................
10.42  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and Charles W. Reynolds...........

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.43  (1)     Note and Pledge Agreement, dated February 1, 1990 between the
               Company and Lewis N. Wilmot.....................................
10.44  (1)     Secured Promissory Note, dated February 1, 1990, made by Lewis
               N. Wilmot in favor of the Company...............................
10.45  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and Lewis N. Wilmot...............
10.46  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and G. Ross Crawford....................................
10.47  (1)     Secured Promissory Note, dated February 1, 1990, made by G. Ross
               Crawford in favor of the Company................................
10.48  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and Gordon Ross Crawford and Carol
               Georgia Crawford, Trustees of The Crawford Family Trust Est.
               5-26-83.........................................................
10.49  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and Alan D. Uman........................................
10.50  (1)     Secured Promissory Note, dated February 1, 1990, made by Alan D.
               Uman in favor of the Company....................................
10.51  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and Alan D. Uman..................
10.52  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and C. Dean Stewart.....................................
10.53  (1)     Secured Promissory Note, dated February 1, 1990, made by C. Dean
               Stewart in favor of the Company.................................
10.54  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and C. Dean Stewart...............
10.55  (1)     Note and Pledge Agreement, dated February 1, 1990, between the
               Company and Linda L. Foster.....................................
10.56  (1)     Secured Promissory Note, dated February 1, 1990, made by Linda
               L. Foster in favor of the Company...............................
10.57  (1)     Form of Amendment to Note and Pledge Agreement, dated October
               17, 1991, between the Company and Linda L. Foster...............
10.58  (2)     Second Amended and Restated Loan Agreement dated as of January
               31, 1992 between the Company, as Borrower, Security Pacific
               National Bank, First Interstate Bank of California, The Bank of
               California N.A., California Federal Bank, a Federal Savings
               Institution and Continental Bank, N.A., as the Banks, and
               Security Pacific Bank, as the Agent (the "Second Amended Loan
               Agreement").....................................................
10.59  (2)     Letter Agreement dated January 31, 1992 between Security Pacific
               Bank, individually and as Agent for the Banks, and the Company regarding Section 2.8 of the Second Amended Loan Agreement......
10.60  (3)     Agreement for Redemption of Partnership Interest dated December
               30, 1992 between Carmel Mountain Ranch, a California general partnership, The Presley Companies, a California corporation,
               Presley CMR, Inc., a California corporation, Home Capital
               Corporation, a California corporation and Humboldt Financial
               Services Corp., a California corporation........................

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.61  (3)     Letter Waiver dated December 31, 1992 between the Company, as
               Borrower, Bank of America National Trust and Savings
               Association, Continental Bank, N.A., The Bank of California,
               N.A., First Interstate Bank of California and California Federal
               Bank, a Federal Savings Bank, as the Banks, and Bank of America
               National Trust and Savings Association (as successor by merger with Security Pacific National Bank) as Agent...................
10.62  (3)     Amended Statement of Partnership of Carmel Mountain Ranch dated
               December 30, 1992...............................................
10.63  (3)     Amendment to Amended and Restated Partnership Agreement of
               Carmel Mountain Ranch dated December 29, 1992...................
10.64  (3)     Commitment Letter Extension Agreement dated January 18, 1993 between Horsethief Canyon Partners, as Borrower and First
               Interstate Bank of California, as Lender........................
10.65  (3)     Fourth Modification of Note Agreement dated January 18, 1993 between Horsethief Canyon Partners, as Borrower and First
               Interstate Bank of California, as Lender........................
10.66  (3)     Fifth Modification Agreement dated January 11, 1993 between
               Carmel Mountain Ranch, as Borrower and Bank of America National
               Trust and Savings Association and The Bank of California, N.A.,
               as Lenders......................................................
10.67  (3)     Conditional Forbearance Agreement dated January 29, 1993 between the Company, as Borrower, Bank of America National Trust and
               Savings Association, Continental Bank, N.A., The Bank of
               California, N.A., First Interstate Bank of California and
               California Federal Bank, a Federal Savings Bank, as the Banks,
               and Bank of America National Trust and Savings Association (as
               successor by merger with Security Pacific National Bank), as
               Agent (the "Conditional Forbearance Agreement").................
10.68  (3)     Amendment to Conditional Forbearance Agreement dated March 26,
               1993, effective March 31, 1993, between the Company, as
               Borrower, Bank of America National Trust and Savings
               Association, Continental Bank, N.A., The Bank of California,
               N.A., First Interstate Bank of California and Foothill Capital
               Corporation, as the Banks, and Bank of America National Trust
               and Savings Association (as successor by merger with Security
               Pacific National Bank), as Agent (the "Amendment to Conditional
               Forbearance Agreement").........................................
10.69  (3)     Commitment Letter dated March 30, 1993 between the Company, as
               Borrower, Bank of America National Trust and Savings
               Association, Continental Bank, N.A., The Bank of California,
               N.A., First Interstate Bank of California and Foothill Capital
               Corporation, as the Banks, and Bank of America National Trust
               and Savings Association (as successor by merger with Security
               Pacific National Bank), as Agent (the "Commitment Letter")......
10.70  (3)     Modification of Commitment Letter Extension Agreement dated
               March 29, 1993 between Horsethief Canyon Partners, as Borrower and First Interstate Bank of California, as Lender..............
10.71  (3)     Fifth Modification of Note Agreement dated March 29, 1993
               between Horsethief Canyon Partners, as Borrower and First
               Interstate Bank of California, as Lender........................
10.72  ((3)    Commitment Letter dated March 30, 1993 between Horsethief Canyon
               Partners, as Borrower and First Interstate Bank of California,
               as Lender.......................................................

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.73  (4)     Second Amendment to Conditional Forbearance Agreement dated
               April 29, 1993, between the Company, as Borrower, Bank of
               America National Trust and Savings Association, Continental
               Bank, N.A., The Bank of California, N.A., First Interstate Bank
               of California and Foothill Capital Corporation, as the Banks,
               and Bank of America National Trust and Savings Association (as
               successor by merger with Security Pacific National Bank), as
               Agent...........................................................
10.74  (4)     Amendment to Commitment Letter dated April 29, 1993, between the
               Company, as Borrower, Bank of America National Trust and Savings
               Association, Continental Bank, N.A., The Bank of California,
               N.A., First Interstate Bank of California and Foothill Capital
               Corporation, as the Banks, and Bank of America National Trust
               and Savings Association (as successor by merger with Security
               Pacific National Bank), as Agent................................
10.75  (4)     Third Amended and Restated Loan Agreement dated as of May 7,
               1993, between the Company, as Borrower, Bank of America National
               Trust and Savings Association, Continental Bank, N.A., The Bank
               of California, N.A. and Foothill Capital Corporation, as the
               Lenders, and Bank of America National Trust and Savings
               Association, as the Agent, and Bank of America National Trust
               and Savings Association, as the Lead Bank.......................
10.76  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to
               Purchase Common Stock issued to Bank of America Trust and
               Savings Association.............................................
10.77  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to
               Purchase Common Stock issued to Continental Bank, N.A. .........
10.78  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to
               Purchase Common Stock issued to The Bank of California, N.A. ...
10.79  (4)     Warrant Certificate dated as of May 7, 1993 for Warrants to
               Purchase Common Stock issued to Foothill Capital Corporation....
10.80  (5)     Amended and Restated Loan Agreement dated as of June 1, 1993 among Carmel Mountain Ranch, a California general partnership, as the Borrower, Bank of America National Trust and Savings
               Association and The Bank of California, N.A., as the Banks and
               Bank of America National Trust and Savings Association, as the
               Agent, and Bank of America National Trust and Savings
               Association, as the Lead Bank...................................
10.81  (5)     Commitment Letter Extension Agreement dated July 29, 1993
               between Horsethief Canyon Partners, a California general
               partnership, as the Borrower, and First Interstate Bank of
               California......................................................
10.82  (6)     Second Amendment, dated as of September 23, 1993, to Third
               Amended and Restated Loan Agreement dated as of May 7, 1993, between The Presley Companies, a California corporation, as the
               Borrower, Bank of America National Trust and Savings
               Association, Foothill Capital Corporation, Mellon Bank, N.A. as
               Trustee of First Plaza Group Trust, a New York trust, and
               Foothill Capital Corporation (as successors by assignment of the interest of The Bank of California, N.A.) and Pearl Street L.P.
               (c/o Goldman, Sachs & Co.), and Internationale Nederlanden
               (U.S.) Capital Corporation (previously known as ING Bank) (as successors by assignment of the interest of Continental Bank,
               N.A.), as the Lenders, and Bank of America National Trust and
               Savings Association, as the Agent and the Lead Bank.............

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.83  (7)     Third Amendment dated as of December 30, 1993 among The Presley
               Companies, a California corporation (the Borrower), the lending parties to the Third Amended and Restated Loan Agreement dated as of May 7, 1993 and Bank of America National Trust and Savings
               Association, as agent and lead bank for the lenders
               thereunder......................................................
10.84  (7)     Fourth Amendment dated as of February 2, 1994 among The Presley
               Companies, a California corporation (the Borrower), the lending parties to the Third Amended and Restated Loan Agreement dated as of May 7, 1993, and Foothill Capital Corporation, as agent for the lenders thereunder......................................
10.85  (7)     Fourth Amended and Restated Loan Agreement dated as of March 25,
               1994 among The Presley Companies, a California corporation (the
               Borrower), Foothill Capital Corporation ("Foothill"),
               Continental Illinois Commercial Corporation, First Plaza Group
               Trust (Mellon Bank, N.A., acting as trustee as directed by
               General Motors Investment Management Corporation), Pearl Street,
               L.P., International Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994), as the lenders, and Foothill, as the Agent for the Lenders under the Loan
               Documents.......................................................
10.86  (7)     Agreement to Issue and Purchase Stock as dated for reference purposes the 25th day of March, 1994 by and among The Presley
               Companies, a Delaware corporation, and Foothill Capital
               Corporation, Continental Illinois Commercial Corporation, First
               Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by General Motors Investment Management Corporation),
               Pearl Street, L.P., International Nederlanden (U.S.) Capital
               Corporation, and Whippoorwill/Presley Obligations Trust -- 1994
               (Continental Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994)......
10.87  (8)     First Amendment to the Agreement to Issue and Purchase Stock
               dated as of April 8, 1994 by and among The Presley Companies, a
               Delaware corporation, and Foothill Capital Corporation,
               Continental Illinois Commercial Corporation, First Plaza Group
               Trust (Mellon Bank, N.A., acting as trustee as directed by
               General Motors Investment Management Corporation), Pearl Street,
               L.P., International Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994)...................
10.88  (9)     First Amendment to the Fourth Amended and Restated Loan
               Agreement and Second Amendment to the Agreement to Issue and
               Purchase Stock dated as of May 20, 1994 by and among The Presley
               Companies, a Delaware corporation. The Presley Companies, a
               California corporation, and Foothill Capital Corporation,
               individually and as Agent, Continental Illinois Commercial
               Corporation, First Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by General Motors Investment Management
               Corporation), Pearl Street, L.P., International Nederlanden
               (U.S.) Capital Corporation, and Whippoorwill/Presley Obligations
               Trust -- 1994 (Continental Stock Transfer & Trust Company, as
               trustee under that certain trust agreement dated as of January
               11, 1994).

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.89  (9)     Second Amendment to the Fourth Amended and Restated Loan
               Agreement dated as of May 31, 1994 by and among The Presley
               Companies, a California corporation, Foothill Capital
               Corporation, individually and as agent, First Plaza Group Trust
               (Mellon Bank, N.A., acting as trustee as directed by General
               Motors Investment Management Corporation), Pearl Street, L.P.,
               International Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994).
10.90  (8)     Form of Shareholders' Agreement dated as of May 20, 1994, by and among The Presley Companies, a Delaware corporation, each of the holders of shares of the Series B Common Stock and certain holders of shares of the Series A Common Stock.
10.91  (8)     Form of Registration Rights Agreement dated as of May 20, 1994, by and among The Presley Companies, a Delaware corporation and each of the holders of shares of the Series B Common Stock.
10.92  (8)     Amended and Restated 1991 Stock Option Plan of The Presley
               Companies, a Delaware corporation.
10.93  (9)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
10.94  (9)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and David M. Siegel.
10.95  (9)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and L.C. Albertson, Jr.
10.96  (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and Gerald P. Nordeman.
10.97  (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and Charles W. Reynolds.
10.98  (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and Lewis N. Wilmot.
10.99  (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and Nancy M. Harlan.
10.100 (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and Linda L. Foster.
10.101 (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and W. Douglass Harris.
10.102 (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and C. Dean Stewart.
10.103 (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and G. Ross Crawford.
10.104 (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and Alan Uman.
10.105 (9)     Form of Stock Option Agreement, dated as of May 20, 1994,
               between the Company and William Lyon.
10.106 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between Wade H. Cable and the Company.
10.107 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between David M. Siegel and the Company.

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.108 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between L.C. Albertson, Jr. and the Company.
10.109 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between Gerald P. Nordeman and the Company.
10.110 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between Charles W. Reynolds and the Company.
10.111 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between Lewis N. Wilmot and the Company.
10.112 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between Nancy M. Harlan and the Company.
10.113 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between Linda L. Foster and the Company.
10.114 (9)     Form of Employment Agreement, dated as of May 20, 1994, between
               W. Douglass Harris and the Company.
10.115 (9)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between C. Dean Stewart and the Company.
10.116 (8)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between G. Ross Crawford and the Company.
10.117 (8)     Form of Amended and Restated Employment Agreement, dated as of
               May 20, 1994, between Alan Uman and the Company.
10.118(10)     Third Amendment of Fourth Amended and Restated Loan Agreement,
               dated for reference purposes June 30, 1994, by and among (i) The
               Presley Companies, a California corporation, as the borrower,
               (ii) Foothill Capital Corporation ("Foothill"), First Plaza
               Group Trust (Mellon Bank, N.A., acting as trustee as directed by
               General Motors Investment Management Corporation), Pearl Street,
               L.P., International Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994), as the lenders, and Foothill, as the agent for the lenders.
10.119(10)     Agreement and Assignment; Mutual Releases, as of August 23,
               1994, by and between Gateway Highlands, a California limited partnership, HSP Inc., a California corporation and The Presley
               Companies, a California corporation.
10.120(11)     Master Credit Agreement by and between Carmel Mountain Ranch, a
               California general partnership and Bank One, Arizona, N.A., a national banking association dated as of February 15, 1995.
10.121(12)     Fifth Amendment to Fourth Amended and Restated Loan Agreement,
               dated for reference purposes June 30, 1995, by and among (i) The
               Presley Companies, a California corporation, as the borrower,
               (ii) Foothill Capital Corporation ("Foothill"), First Plaza
               Group Trust (Mellon Bank, N.A., acting as trustee as directed by
               General Motors Investment Management Corporation),
               Internationale Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994), as the lenders, and (iii) Foothill, as the Agent for the Lenders.

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
  NUMBER                                 DESCRIPTION                                 PAGE
----------     ----------------------------------------------------------------  -------------
10.122(13)     Commitment Letter and Settlement Agreement dated September 11,
               1995 by and among First Interstate Bank of California,
               Horsethief Canyon Partners, a California general partnership
               ("Borrower"), and The Presley Companies, a California
               corporation, the Borrower's managing general partner.
10.123(13)     Master Credit Agreement by and between The Presley Companies, a
               California corporation, and Bank One, Arizona, NA, a national banking association, dated as of October 10, 1995.
10.124(13)     First Amendment to Master Credit Agreement by and between Carmel
               Mountain Ranch, a California general partnership and Bank One,
               Arizona, NA dated as of October 10, 1995.
10.125(14)     Master Credit Agreement by and between Horsethief Canyon
               Partners, a California general partnership ("Borrower"), and
               Bank One, Arizona, N.A., a national banking association
               ("Bank"), dated as of October 4, 1996.
10.126(14)     Amendment to Master Credit Agreement and Secured Promissory Note
               by and between Presley Homes (formerly known as The Presley
               Companies), a California corporation ("Borrower"), and Bank One,
               Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
10.127(14)     Second Amendment to Master Credit Agreement and Secured
               Promissory Note by and between Carmel Mountain Ranch, a
               California general partnership ("Borrower"), and Bank One,
               Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
21.1           List of Subsidiaries of the Company.
27             Financial Data Schedule.

------------

 (1) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto, (S.E.C. Registration No. 33-42161) and incorporated herein by this reference.

 (2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992 and incorporated herein by this reference.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.

 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993 and incorporated herein by this reference.

 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 and incorporated herein by this reference.

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 and incorporated herein by this reference.

 (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

 (8) Previously filed as an exhibit to the Company's Proxy Statement for Annual Meeting of Stockholders held on May 20, 1994 and incorporated herein by this reference.

 (9) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by this reference.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated herein by this reference.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by this reference.

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by this reference.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by this reference.