Form 10-Q
period 1997-03-31
PRESLEY COMPANIES /DE
filed 1997-05-15
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   ------------------------------------------

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                                                Outstanding at
Cass of Common Stock                                            March 31, 1997
---------------------                                           --------------
Series A, par value $.01                                          17,838,535
Series B, restricted voting convertible, par value $.01           34,357,143

-------------------------------------------------------------------------------

                              THE PRESLEY COMPANIES

                                      INDEX

                                                                                          Page No.
                                                                                          -------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets - March 31, 1997 and
               December 31, 1996........................................................    3

           Consolidated Statements of Operations - Three Months Ended
               March 31, 1997 and 1996..................................................    4

           Consolidated Statement of Stockholders' Equity - Three Months
               Ended March 31, 1997.....................................................    5

           Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 1997 and 1996..................................................    6

           Notes to Consolidated Financial Statements...................................    7

Item 2.    Management's Discussion and Analysis of  Financial Condition
             and Results of Operations..................................................    8

PART II.   OTHER INFORMATION............................................................   15

SIGNATURES .............................................................................   16

                              THE PRESLEY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
         (in thousands except number of shares and par value per share)

                                                                  March 31,        December 31,
                                                                    1997               1996
                                                                  ---------        ------------
                                                                 (unaudited)
                                     ASSETS
Cash and cash equivalents                                         $   3,226         $   4,550
Receivables                                                           4,325             4,225
Real estate inventories                                             320,924           304,126
Property and equipment, less accumulated
  depreciation of $1,427 and $1,432 at March 31,
  1997 and December 31, 1996, respectively                            3,042             3,047
Deferred loan costs                                                   4,022             4,347
Other assets                                                          7,902            11,320
                                                                  ---------         ---------
                                                                  $ 343,441         $ 331,615
                                                                  =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $  18,420         $  18,428
Accrued expenses                                                     14,621            20,450
Notes payable                                                        39,761            18,524
12 1/2% Senior Notes due 2001                                       190,000           190,000
                                                                  ---------         ---------
                                                                    262,802           247,402
                                                                  ---------         ---------
Stockholders' equity
  Common stock:
      Series A common stock, par value $.01 per share;
         100,000,000 shares authorized; 17,838,535
         issued and outstanding at March 31, 1997 and
         December 31, 1996, respectively                                178               178

      Series B restricted voting convertible common stock,
         par value $.01 per share; 50,000,000 shares
         authorized; 34,357,143 shares issued and
         outstanding at March 31, 1997 and December 31,
         1996, respectively                                             344               344

  Additional paid-in capital                                        114,599           114,599

  Accumulated deficit from January 1, 1994                          (34,482)          (30,908)
                                                                  ---------         ---------
                                                                     80,639            84,213
                                                                  ---------         ---------
                                                                  $ 343,441         $ 331,615
                                                                  =========         =========

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per common share amounts)
                                   (unaudited)

                                                        Three Months Ended
                                                           March 31,
                                                    -------------------------
                                                      1997              1996
                                                    --------         --------
Sales
  Homes                                             $ 67,157         $ 60,612
  Lots, land and other                                   638              459
                                                    --------         --------
                                                      67,795           61,071
                                                    --------         --------
Operating costs
   Cost of sales - homes                             (60,678)         (54,438)
   Cost of sales - lots, land and other                 (647)            (327)
   Sales and marketing                                (5,507)          (4,844)
   General and administrative                         (3,932)          (3,702)
                                                    --------         --------
                                                     (70,764)         (63,311)
                                                    --------         --------

Operating loss                                        (2,969)          (2,240)

Interest expense, net of amounts capitalized          (1,201)            (760)

Other income, net                                        596              679
                                                    --------         --------

Net loss                                            $ (3,574)        $ (2,321)
                                                    ========         ========

Net loss per common share (Note 1)                  $  (0.07)        $  (0.04)
                                                    ========         ========

                              THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended March 31, 1997
                                 (in thousands)
                                   (unaudited)

                                                 Common Stock                                         Accumulated
                                  -----------------------------------------------                       Deficit
                                       Series A                    Series B            Additional        from
                                  -------------------         -------------------       Paid-In        January 1,
                                  Shares       Amount         Shares       Amount       Capital          1994             Total
                                  ------       ------         ------       ------      ----------     -----------        --------
Balance - December 31, 1996       17,839        $178          34,357        $344        $114,599        $(30,908)        $ 84,213

Net loss for the three months
    ended March 31, 1997              --          --              --          --              --          (3,574)          (3,574)
                                  -----------------------------------------------------------------------------------------------
Balance - March 31, 1997          17,839        $178          34,357        $344        $114,599        $(34,482)        $ 80,639
                                  ===============================================================================================

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                              -------------------------
                                                                                1997             1996
                                                                              --------         --------
OPERATING ACTIVITIES
  Net loss                                                                    $ (3,574)        $ (2,321)
  Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                              154              136
        Net changes in operating assets and liabilities:
           Other receivables                                                      (500)            (619)
           Real estate inventories                                             (16,798)          (1,050)
           Deferred loan costs                                                     325              255
           Other assets                                                          3,418             (956)
           Accounts payable                                                         (8)             633
           Accrued expenses                                                     (5,829)          (6,631)
                                                                              --------         --------
   Net cash used in operating activities                                       (22,812)         (10,553)
                                                                              --------         --------
INVESTING ACTIVITIES
  Principal collections on notes receivable                                        400               31
  Property and equipment, net                                                     (149)            (141)
                                                                              --------         --------
  Net cash provided by (used in) investing activities                              251             (110)
                                                                              --------         --------
FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                      45,259           33,835
  Principal payments on notes payable                                          (24,022)         (24,307)
                                                                              --------         --------
  Net cash provided by financing activities                                     21,237            9,528
                                                                              --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,324)          (1,135)

CASH AND CASH EQUIVALENTS - beginning of period                                  4,550            4,217
                                                                              --------         --------
CASH AND CASH EQUIVALENTS - end of period                                     $  3,226         $  3,082
                                                                              ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized        $    964         $    984
                                                                              ========         ========
  Cash paid during the period for income taxes                                $     --         $     --
                                                                              ========         ========

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganiztion resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Net loss per common share for the three months ended March 31, 1997 and 1996 is based on 52,195,678 of Series A and Series B common stock outstanding.

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

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 1996.

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

The 12 1/2% Senior Notes due 2001 (the "Senior Notes") were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly-owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and the Other Facility. Because the California Presley guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility and the Other Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company". Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

WORKING CAPITAL FACILITY

The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at March 31, 1997 was approximately $210,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at March 31, 1997 was $31,000,000.

The Working Capital Facility has a termination date of May 20, 1997, with two one-year extensions at the Company's option. Upon any extension of the termination date, the Company would pay an extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below) for each year extended. On April 18, 1997, the Company exercised its option to extend the termination date of the Working Capital Facility for one period of twelve months from May 20, 1997 to May 20, 1998.

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

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

The Working Capital Facility now provides that the Company must maintain a Tangible Effective Net Worth as of the last day of any fiscal quarter of not less than $70,000,000. The Working Capital Facility also provides that as of the last day of any fiscal quarter the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
3.75 to 1 and that the ratio of Adjusted Total Liabilities (the Company's and its unconsolidated partnerships' Total Liabilities and Letters of Credit) (excluding non-recourse debt) to Tangible Effective Net Worth must not exceed
4.0 to 1. At March 31, 1997 the Company's Tangible Effective Net Worth was approximately $76,617,000, the ratio of the Company's Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.43 to 1, and the ratio of Adjusted Total Liabilities (excluding non-recourse debt) to Tangible Effective Net Worth was 3.43 to 1.

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

JOINT VENTURE FACILITIES

Horsethief Canyon Partners ("HCP"), the partnership that owns the Horsethief Canyon master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective on October 4, 1996, HCP executed a master credit agreement with a maximum loan commitment of $10,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes. At March 31, 1997, the revolving line of credit had an outstanding balance of $2,581,000. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998. Availability under the line is subject to a number of limitations. The outstanding balance under this facility, together with the outstanding balances under the CMR facility and the Other facility described below, may not exceed $29,000,000.

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is also a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of the project has been financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At March 31, 1997, the revolving

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

line of credit had an outstanding balance of $1,169,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $29,000,000, and is subject to further limitations, as described in the preceding and following paragraphs. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.

OTHER FACILITY

Effective in October 1995, the Company executed a master credit agreement with a maximum loan commitment of $5,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes on certain real property located in Arizona and New Mexico. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on November 30, 1998. The outstanding balance under this facility, together with the outstanding balance under the HCP facility and the CMR facility described in the preceding paragraphs, may not exceed $29,000,000. As of March 31, 1997 the outstanding balance under this agreement was $3,275,000.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                              RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                              As of and for
                                                            the Three Months
                                                             Ended March 31,
                                                            -----------------
                                                             1997       1996
                                                             ----       ----
Number of homes sold                                         449        591

Number of homes closed                                       362        369

Backlog of homes sold but not closed at end of period        369        538

The decrease in net new home orders and backlog in the first three months of 1997, as compared with the first three months of 1996, is the result of decreases in the Company's Southern California, Northern California and Arizona markets, offset by increases in the Company's Nevada market. However, the number of net new home orders in the first quarter of 1997 was the second highest of all first quarter results since the first quarter of 1989. The slight decrease in closings in the first three months of 1997, as compared with the first three months of 1996, is the result of decreases in the Company's Southern California and Arizona markets, offset by increases in the Company's Northern California and Nevada markets. The number of homes sold and closed for the three months ended March 31, 1996 includes the sale of 57 model homes as described below.

Closings of homes in backlog generally occur within six months of the date indicated. The dollar amount of backlog of homes sold but not closed as of March 31, 1997 was $73,360,000, as compared to $90,494,000 as of March 31, 1996 and
$52,660,000 as of December 31, 1996. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 22% during 1996 and approximately 17% during the first three months of 1997.

The number of homes closed in the first quarter of 1997 was down 2 percent to 362 from 369 in the first quarter of 1996. Net new home orders for the quarter ended March 31, 1997 decreased 24 percent to 449 units from 591 a year ago. For the first quarter of 1997, net new orders increased 47 percent to 449 from 306 units in the fourth quarter of 1996. The backlog of homes sold as of March 31, 1997 was 369, down 31 percent from 538 units a year earlier, and up 31 percent from 282 units at December 31, 1996. The Company's inventory of completed and unsold homes as of March 31, 1997 increased to 126 units from 122 units as of December 31, 1996.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

Sales (which represent recorded revenues from closings) for the three months ended March 31, 1997 were $67.8 million, an increase of $6.7 million (11%) from sales of $61.1 million for the three months ended March 31, 1996. Revenue from sales of homes increased $6.6 million to $67.2 million in the 1997 period from $60.6 million in the 1996 period. This increase was due primarily to an increase in the average sales prices of homes to $186,000 in the 1997 period from $164,000 in the 1996 period, primarily as a result of changes in the mix of product and, to a lesser extent, some price increases in certain markets.

Total operating loss increased from a loss of $2.2 million in the 1996 period to $3.0 million in the 1997 period. The excess of revenue from sales of homes over the related cost of sales increased by $0.3 million, to $6.5 million in the 1997 period from $6.2 million in the 1996 period. This increase was primarily due to increased sales prices and decreases in buyer incentives. Sales and marketing expenses increased by $0.7 million to $5.5 million in the 1997 period from $4.8 million in the 1996 period primarily as a result of increased advertising and direct closings costs (directly related to increased revenue from closings) in the 1997 period compared to the 1996 period. General and administrative expenses increased by $0.2 million to $3.9 million in the 1997 period from $3.7 million in the 1996 period, primarily as a result of start-up operations in Nevada.

Total interest incurred during the 1997 period increased $0.4 million (5.0%) from the 1996 period as a result of an increase in debt levels and increased interest rates. Net interest expense increased to $1.2 million in the 1997 period from $0.8 million for the 1996 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Other (income) expense, net decreased to $0.6 million in the 1997 period from $0.7 million in the 1996 period primarily as a result of decreased income from mortgage operations.

CASH FLOWS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

Net cash used in operating activities increased from $10.6 million in the 1996 period to $22.8 million in the 1997 period. This change was primarily as a result of increased land acquisition and construction activity.

Net cash provided by investing activities increased by $0.4 million in the 1997 period as compared to the 1996 period primarily as a result of increased principal collections on notes receivable.

Net cash provided by financing activities increased by $11.7 million in the 1997 period as compared to the 1996 period as a result of an increase in net borrowings activity.

                              THE PRESLEY COMPANIES

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5. Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (A)   EXHIBITS.

                   10.1 Notice of Exercise of Option for Extension of Termination Date dated as of April 18, 1997 under that certain Fourth Amended and Restated Loan Agreement dated as of March 25, 1994 between The Presley Companies, a California corporation, as the Borrower, Foothill Capital Corporation, Mellon Bank, N.A. as Trustee of First Plaza Group Trust, a New York trust, Pearl Street L.P. (c/o Goldman, Sachs & Co.), Internationale Nederlanden (U.S.) Capital Corporation, and Continental Stock & Trust Company, as Trustee for the Whippoorwill/Presley Obligations Trust-1994, as the Lenders, and Foothill Capital Corporation, as the Agent and Lead Bank.

                   27     Financial Data Schedule

             (B)   REPORTS ON FORM 8-K.

                   The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                              THE PRESLEY COMPANIES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1997                  By:  /s/ DAVID M. SIEGEL
                                         -------------------------
                                          David M. Siegel
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer (Principal
                                          Financial Officer)



Date:  May 15, 1997                  By:  /s/ W. DOUGLASS HARRIS
                                         --------------------------
                                          W. Douglass Harris
                                          Vice President, Corporate
                                          Controller (Principal
                                          Accounting Officer)