Form 10-Q
period 1997-06-30
PRESLEY COMPANIES /DE
filed 1997-08-14
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   ------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

           YES    X                                             NO
               -------                                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
           Class of Common Stock                       June 30, 1997
           ---------------------                       --------------
           Series A, par value $.01                       17,838,535
           Series B, restricted voting convertible,
           par value $.01                                 34,357,143

--------------------------------------------------------------------------------

                              THE PRESLEY COMPANIES


                                      INDEX



                                                                                               Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
              Consolidated Balance Sheets - June 30, 1997 and
                  December 31, 1996.................................................................3

              Consolidated Statements of Operations - Three and Six Months Ended
                  June 30, 1997 and 1996............................................................4

              Consolidated Statement of Stockholders' Equity - Six Months
                  Ended June 30, 1997...............................................................5

              Consolidated Statements of Cash Flows - Six Months Ended
                  June 30, 1997 and 1996............................................................6

              Notes to Consolidated Financial Statements............................................7

Item 2.  Management's Discussion and Analysis of  Financial Condition
                  and Results of Operations.........................................................10


PART II.  OTHER INFORMATION.........................................................................18

SIGNATURES..........................................................................................19


                              THE PRESLEY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
         (in thousands except number of shares and par value per share)



                                                                              June 30,           December 31,
                                                                                1997                 1996
                                                                             -----------        -------------
                                                                             (unaudited)
                                                      ASSETS
Cash and cash equivalents                                                    $   2,546          $   4,550
Receivables                                                                      5,415              4,225
Real estate inventories - Note 2                                               236,816            304,126
Property and equipment, less accumulated
  depreciation of $1,827 and $1,432 at June 30, 1997
  and December 31, 1996, respectively                                            4,017              3,047
Deferred loan costs                                                              4,385              4,347
Other assets                                                                     3,057             11,320
                                                                             ---------          ---------
                                                                             $ 256,236          $ 331,615
                                                                             =========          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $   9,435          $  18,428
Accrued expenses                                                                21,237             20,450
Notes payable                                                                   30,379             18,524
12 1/2% Senior Notes due 2001 - Note 3                                         190,000            190,000
                                                                             ---------          ---------
                                                                               251,051            247,402
                                                                             ---------          ---------
Stockholders' equity
  Common stock - Note 4:
      Series A common stock, par value $.01 per share; 100,000,000 shares authorized; 17,838,535 issued and outstanding at June 30, 1997 and
         December 31, 1996, respectively                                           178                178

      Series B restricted voting convertible common stock, par value $.01 per share; 50,000,000 shares authorized; 34,357,143 shares issued and
         outstanding at June 30, 1997 and December 31, 1996, respectively          344                344

  Additional paid-in capital                                                   114,599            114,599

  Accumulated deficit from January 1, 1994 - Note 1                           (109,936)           (30,908)
                                                                             ---------          ---------
                                                                                 5,185             84,213
                                                                             ---------          ---------
                                                                             $ 256,236          $ 331,615
                                                                             =========          =========

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per common share amounts)
                                   (unaudited)




                                                          Three Months Ended                      Six Months Ended
                                                                June 30,                              June 30,
                                                     ----------------------------          ----------------------------
                                                        1997               1996               1997               1996
                                                     ---------          ---------          ---------          ---------
Sales
  Homes                                              $  88,494          $  81,405          $ 155,651          $ 142,017
  Lots, land and other                                   9,072                814              9,711              1,273
                                                     ---------          ---------          ---------          ---------
                                                        97,566             82,219            165,362            143,290
                                                     ---------          ---------          ---------          ---------
Operating costs
   Cost of sales - homes                               (80,263)           (71,413)          (140,942)          (125,851)
   Cost of sales - lots, land and other                 (8,424)              (904)            (9,071)            (1,231)
   Impairment loss on real estate assets -
      Note 2                                           (74,000)                --            (74,000)                --
   Sales and marketing                                  (5,129)            (5,839)           (10,636)           (10,683)
   General and administrative                           (4,428)            (3,452)            (8,361)            (7,154)
                                                     ---------          ---------          ---------          ---------
                                                      (172,244)           (81,608)          (243,010)          (144,919)
                                                     ---------          ---------          ---------          ---------

Operating income (loss)                                (74,678)               611            (77,648)            (1,629)

Interest expense, net of amounts capitalized            (1,562)              (519)            (2,763)            (1,279)

Other income (expense), net                                786                275              1,383                954
                                                     ---------          ---------          ---------          ---------

Net income (loss)                                    $ (75,454)         $     367          $ (79,028)         $  (1,954)
                                                     =========          =========          =========          =========

Net income (loss) per common share - Note 1          $   (1.45)         $    0.01          $   (1.51)         $   (0.04)
                                                     =========          =========          =========          =========



                              THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                 (in thousands)
                                   (unaudited)



                                                Common Stock
                                   ------------------------------------------                      Accumulated
                                       Series A                  Series B          Additional     Deficit from
                                   ------------------       -----------------       Paid-In        January 1,
                                   Shares      Amount       Shares     Amount       Capital           1994          Total
                                   ------      ------       ------     ------      ----------     -------------     -----

Balance - December 31, 1996         17,839        $178       34,357       $344       $114,599       $(30,908)       $84,213

Net loss                                 -           -            -          -              -        (79,028)       (79,028)

                                   -----------------------------------------------------------------------------------------

Balance - June 30, 1997             17,839        $178       34,357       $344       $114,599       $(109,936)      $ 5,185
                                   =========================================================================================


                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                 1997              1996
                                                                               --------          --------
OPERATING ACTIVITIES
  Net loss                                                                     $(79,028)         $ (1,954)
  Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                               368               291
        Impairment loss on real estate assets                                    74,000                --
        Net changes in operating assets and liabilities:
           Other receivables                                                     (1,956)           (1,693)
           Real estate inventories                                               (6,690)            3,070
           Deferred loan costs                                                      (38)              510
           Other assets                                                           8,263            (1,739)
           Accounts payable                                                      (8,993)             (781)
           Accrued expenses                                                         787              (740)
                                                                               --------           -------
   Net cash used in operating activities                                        (13,287)           (3,036)
                                                                               --------           -------

INVESTING ACTIVITIES
  Principal payments on notes receivable                                            766                44
  Property and equipment, net                                                    (1,338)             (473)
                                                                               --------           -------
  Net cash used in investing activities                                            (572)             (429)
                                                                               --------           -------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                       71,388            51,639
  Principal payments on notes payable                                           (59,533)          (49,296)
                                                                               --------           -------

  Net cash provided by financing activities                                      11,855             2,343
                                                                               --------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (2,004)           (1,122)

CASH AND CASH EQUIVALENTS - beginning of period                                   4,550             4,217
                                                                               --------           -------

CASH AND CASH EQUIVALENTS - end of period                                      $  2,546           $ 3,095
                                                                               ========           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized         $  2,650           $ 1,518
                                                                               ========           =======
  Cash paid during the period for income taxes                                 $     --           $    --
                                                                               ========           =======


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

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 1997 and December 31, 1996 and revenues and expenses for the periods presented. Accordingly, actual results inevitably will differ from those estimates in the near-term and such differences may be material to the Company's financial statements.

Net income (loss) per common share for the three and six months ended June 30, 1997 and 1996 is based on 52,195,678 of Series A and Series B common stock outstanding.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (Continued)




NOTE 2 - IMPAIRMENT OF REAL ESTATE ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under this pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value which becomes the new cost basis of the respective asset. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions over a period of many years. Such future events and conditions include economic and market conditions during the life of the related project, as well as the availability and cost of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

The loss for the quarter ended June 30, 1997 includes a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets in accordance with Statement No. 121. The fair values utilized to calculate the impairment losses were estimated based upon discounted expected future cash flows. The impairment losses are related to three of the Company's weak performing master-planned communities. The impairment losses related to two communities located in the Inland Empire area of Southern California arose primarily due to declines in sales prices in the last few months due to continued weak economic conditions and competitive pressures in that area of Southern California. The impairment losses related to a community located in Contra Costa County in the East San Francisco Bay area of Northern California are primarily attributable to a deterioration in value of the non-residential parcels of the project which are now held for sale and to lower than expected cash flow relating to one high end residential product in this community.

                             THE PRESLEY COMPANIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (Continued)




NOTE 3 - SENIOR NOTES

In accordance with the bond indenture agreement governing the Company's Senior Notes, which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 as of September 30, 1997, the Company will, effective on December 4, 1997, be required to make an offer to purchase $20,000,000 of the Senior Notes at par plus accrued interest. Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company would be required to make similar offers to purchase Senior Notes. At June 30, 1997, the Company's Consolidated Tangible Net Worth was $800,000. In the next few weeks, the Company's management intends to initiate discussions with representatives of the holders of the Senior Notes with respect to eliminating this repurchase provision from the bond indenture agreement. Any change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes then outstanding.


NOTE 4 - REGISTRATION OF ADDITIONAL SERIES A COMMON STOCK

In accordance with the Registration Rights Agreement, dated as of May 20, 1994, among the Company and the holders of the Company's Series B Common Stock, the holders have requested registration under the Securities Act of 1933 of 18,145,467 shares of the Company's Series A Common Stock into which the Series B Common Stock may be converted. The Company expects to file such registration statement with the Securities and Exchange Commission on or about August 29, 1997.

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

Effective on June 30, 1997, the Company has executed an amendment to the loan agreement related to its $72,000,000 revolving line of credit which eliminated certain financial covenants. Accordingly, the Company is in compliance with this loan agreement. The Company has reached verbal agreement with its other secured lender (with outstanding loan balances of approximately $7,271,000 as of June 30, 1997 as described below) to revise certain financial covenants and to repay approximately $4,500,000 of these outstanding balances. The Company will therefore be in compliance with all of its secured loan agreements upon finalizing the documentation relating to the verbal agreement. The following discussion therefore reflects the revised terms of the Company's loan agreements with its secured creditors.

Financial Condition and Liquidity

The Company provides for its ongoing cash requirements from internally generated funds from the sales of real estate and from outside borrowings. The Company currently maintains the following major credit facilities, which are summarized below: 12 1/2% Senior Notes (the "Senior Notes"); a secured revolving lending facility (the "Working Capital Facility"); a revolving line of credit relating to Horsethief Canyon Partners, its wholly-owned joint venture partnership; a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the latter two facilities collectively the "Joint Venture Facilities"); and a revolving line of credit relating to construction on certain real property located in Arizona and New Mexico (the "Other Facility").

Management believes the Company's liquidity and projected cash flow as indicated by the Company's three year business plan should be sufficient to enable the Company to acquire land in the future and continue to meet any obligations which might arise in connection with the requirement to repurchase Senior Notes as described below.

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

In accordance with the Indenture, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 as of September 30, 1997, the Company will, effective on December 4, 1997, be required to make an offer to purchase $20,000,000 of the Senior Notes at a purchase price equal to 100% of the principal amount plus accrued interest. Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company would be required to make similar offers to purchase Senior Notes. At June 30, 1997, the Company's Consolidated Tangible Net Worth was $800,000. In the next few weeks, the Company's management intends to initiate discussions with representatives of the holders of the Senior Notes with respect to eliminating this repurchase provision from the Indenture. Any change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding.

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

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Working Capital Facility

The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at June 30, 1997 was approximately $151,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at June 30, 1997 was $19,000,000.

The Working Capital Facility had a termination date of May 20, 1997, with two one-year extensions at the Company's option. On April 18, 1997, the Company exercised its option to extend the termination date of the Working Capital Facility for one period of twelve months from May 20, 1997 to May 20, 1998. Upon the extension of the termination date, the Company paid an extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below). The Company still holds the option to extend the termination date for an additional twelve (12) months. If the Company elects to exercise this option in the future, an additional extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below) would be incurred.

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

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Joint Venture Facilities

Horsethief Canyon Partners ("HCP"), the partnership that owns the Horsethief Canyon master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective on October 4, 1996, HCP executed a master credit agreement with a maximum loan commitment of $10,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes. At June 30, 1997, the revolving line of credit had an outstanding balance of $1,551,000. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998. Availability under the line is subject to a number of limitations. The outstanding balance under this facility, together with the outstanding balances under the CMR facility and the Other facility described below, may not exceed $29,000,000.

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is also a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of the project has been financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At June 30, 1997, the revolving line of credit had an outstanding balance of $2,776,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $29,000,000, and is subject to further limitations, as described in the preceding and following paragraphs. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.

Other Facility

Effective in October 1995, the Company executed a master credit agreement with a maximum loan commitment of $5,000,000 to finance the development of lots for residential homes and the construction of single-family attached and detached production homes on certain real property located in Arizona and New Mexico. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on November 30, 1998. The outstanding balance under this facility, together with the outstanding balance under the HCP facility and the CMR facility described in the preceding paragraphs, may not exceed $29,000,000. As of June 30, 1997 the outstanding balance under this agreement was $2,944,000.


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

Another potential source of financing available to the Company is seller-provided financing for land acquired by the Company. During the quarter ending June 30, 1997, the Company acquired a parcel of land in Nevada for which seller financing was provided in the amount of $2,372,000. During the few years prior to this transaction, the Company had not used this form of financing significantly.

                              Results of Operations

Overview and Recent Results

Homes sold, closed and in backlog as of and for the periods presented are as follows:


                                                                 As of and for              As of and for
                                                                the Three Months            the Six Months
                                                                  Ended June 30,            Ended June 30,
                                                               ------------------          ------------------
                                                               1997          1996          1997          1996
                                                               ----          ----          ----          ----
Number of homes sold                                            428           478           877         1,069

Number of homes closed                                          467           490           829           859

Backlog of homes sold but not closed at end of period           330           526           330           526


Closings of homes in backlog generally occur within six months of the date indicated. The dollar amount of backlog of homes sold but not closed as of June 30, 1997 was $65,252,000, as compared to $93,791,000 as of June 30, 1996 and
$73,360,000 as of March 31, 1997. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 22% during 1996 and approximately 18% during the first six months of 1997.

The number of homes closed in the second quarter of 1997 was down 5 percent to 467 from 490 in the second quarter of 1996. Net new home orders for the quarter ended June 30, 1997 decreased 10 percent to 428 units from 478 a year ago. For the second quarter of 1997, net new orders decreased 5 percent to 428 from 449 units in the first quarter of 1997. The backlog of homes sold as of June 30, 1997 was 330, down 37 percent from 526 units a year earlier, and down 11 percent from 369 units at March 31, 1997. The Company's inventory of completed and unsold homes as of June 30, 1997 has been reduced by 19 percent to 102 units from 126 units as of March 31, 1997.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The declines in net new home orders, closings and backlog for the second quarter are primarily the result of the completion or near completion of certain of the Company's older master-planned communities which has resulted in less product available for sale. At June 30, 1997, the Company had 14 sales locations in its master-planned communities as compared to 26 sales locations in its master-planned communities at June 30, 1996.

The Company is consolidating certain operating units in order to operate more efficiently. The Company's operating units in the Inland Empire area and the Orange/Los Angeles area of Southern California will be consolidated into one operating unit based in Newport Beach. The Company's operating units in the San Francisco Bay Area and the Sacramento Area of Northern California will be consolidated into one operating unit based in the East Bay area of San Francisco. In addition, the Company's previously announced entry into the Colorado market place will be postponed to allow the Company to focus its attention on the existing market places in which it currently operates. The Company has accrued the costs related to this consolidation in the quarter ended June 30, 1997.

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


Comparison of Three Months Ended June 30, 1997 to Three Months
Ended June 30, 1996

Sales (which represent recorded revenues from closings) for the three months ended June 30, 1997 were $97.6 million, an increase of $15.4 million (18.7%) from sales of $82.2 million for the three months ended June 30, 1996. Revenue from sales of homes increased $7.1 million to $88.5 million in the 1997 period from $81.4 million in the 1996 period. This increase was due primarily to an increase in the average sales prices of homes to $189,000 in the 1997 period from $166,000 in the 1996 period, primarily as a result of changes in the mix of product, and, to a lesser extent, some price increases in certain markets, offset by a reduction in the number of homes closed in the 1997 period compared to the 1996 period. Revenue from lots, land and other increased $8.3 million to $9.1 million in the 1997 period from $0.8 million in the 1996 period.

Total operating income (loss), excluding the impairment loss on real estate assets, changed from an income of $0.6 million in the 1996 period to a loss of $0.7 million in the 1997 period. The excess of revenue from sales of homes over the related cost of sales decreased by $1.8 million, to $8.2 million in the 1997

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




period from $10.0 million in the 1996 period. These decreases were primarily due to increases in house construction costs and other development costs which could not be entirely recovered from increased sales prices. Impairment losses on real estate assets amounting to $74.0 million were recorded in the 1997 period, with no corresponding charge in the comparable period for 1996. As a result of the impairment losses, gross margins on the affected projects are expected to be higher in the future. Sales and marketing expenses decreased by $0.7 million to $5.1 million in the 1997 period from $5.8 million in the 1996 period primarily as a result of decreased advertising in the 1997 period compared to the 1996 period, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $0.9 million to $4.4 million in the 1997 period from $3.5 million in the 1996 period, primarily as a result of start-up operations in Nevada and a charge of approximately $0.7 million for expenses related to the closing and consolidation of certain operating units.

Total interest incurred increased $0.1 million (1.3%) from $7.9 million in the 1996 period to $8.0 million in the 1997 period as a result of an increase in interest rates. Net interest expense increased to $1.5 million in the 1997 period from $0.5 million for the 1996 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization. Interest expense will increase in the future due to a decrease in real estate assets which qualify for interest capitalization resulting from the impairment losses described above.

Other (income) expense, net increased to $0.8 million in the 1997 period from $0.3 million in the 1996 period primarily as a result of increased income from design center operations and recreational facilities.


Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

Sales (which represent recorded revenues from closings) for the six months ended June 30, 1997 were $165.4 million, an increase of $22.1 million (15.4%), from sales of $143.3 million for the six months ended June 30, 1996. Revenue from sales of homes increased $13.7 million to $155.7 million in the 1997 period from $142.0 million in the 1996 period. This increase was due primarily to an increase in the average sales prices of homes to $188,000 in the 1997 period from $165,000 in the 1996 period, primarily as a result of changes in the mix of product and, to a lesser extent, some price increases in certain markets, offset by a reduction in the number of homes closed in the 1997 period compared to the 1996 period. Revenue from lots, land and other increased $8.4 million to $9.7 million in the 1997 period from $1.3 million in the 1996 period.

Total operating loss, excluding the impairment loss on real estate assets, increased from a loss of $1.6 million in the 1996 period to a loss of $3.6 million in the 1997 period. The excess of revenue from sales of homes over the related cost of sales decreased by $1.4 million, to $14.8 million in the 1997 period from $16.2 million in the 1996 period. These decreases were primarily due to increases in house construction costs and other development costs which could not be entirely recovered from increased sales prices.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Impairment losses on real estate assets amounting to $74.0 million were recorded in the 1997 period, with no corresponding charge in the comparable period for 1996. As a result of the impairment losses, gross margins on the affected projects are expected to be higher in the future. Sales and marketing expenses remained consistent from the 1996 period to the 1997 period, which is the result of decreased advertising in the 1997 period compared to the 1996 period, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $1.2 million to $8.4 million in the 1997 period from $7.2 million in the 1996 period, primarily as a result of increased overhead from start-up operations in Nevada and a charge of approximately $0.7 million for expenses related to the closing and consolidation of certain operating units.

Total interest incurred increased $0.5 million (3.2%) from $15.6 million in the 1996 period to $16.1 million in the 1997 period as a result of increased interest rates. Net interest expense increased to $2.8 million in the 1997 period from $1.3 million for the 1996 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization. Interest expense will increase in the future due to a decrease in real estate assets which qualify for interest capitalization resulting from the impairment losses described above.

Other (income) expense, net increased $0.4 million to a net income of $1.4 million in the 1997 period from a net income of $1.0 million in the 1996 period primarily as a result of increased income from design operations.

Cash Flows - Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

Net cash used in operating activities increased from $3.0 million in the 1996 period to $13.3 million in the 1997 period. This change was primarily as a result of increased land acquisition and construction activity.

Net cash used in investing activities increased by $0.2 million in the 1997 period as compared to the 1996 period primarily as a result of purchases of fixed assets, partially offset by increased principal collections on notes receivable.

Net cash provided by financing activities increased by $9.6 million in the 1997 period as compared to the 1996 period as a result of an increase in net borrowings activity.

                                    * * * * *

Certain statements contained herein that are not historical information contain forward-looking statements. The forward-looking statements involve risks and uncertainties and actual results may differ materially from those projected or implied. Further, certain forward-looking statements are based on assumptions of future events which may not prove to be accurate. Factors that may impact such forward-looking statements include, among others, changes in general economic conditions and in the markets in which the Company competes, changes in interest rates and competition.

                              THE PRESLEY COMPANIES

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5. Not applicable.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


             (a)   EXHIBITS.

             10.1 Sixth Amendment to Fourth Amended and Restated Loan Agreement, dated for reference purposes June 30, 1997, by and among (i) Presley Homes, formerly The Presley Companies, a California corporation, as the Borrower, (ii) Foothill Capital Corporation, First Plaza Group Trust (Mellon Bank, N.A., acting as trustee as directed by General Motors Investment Management Corporation), Internationale Nederlanden (U.S.) Capital Corporation, and Whippoorwill/Presley Obligations Trust-1994 (Continental Stock & Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994), as the Lenders, and Foothill Capital Corporation, as the Agent for the Lenders.

             27    Financial Data Schedule


             (b)   REPORTS ON FORM 8-K.

                        The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                              THE PRESLEY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1997              By:   /s/  David M. Siegel
                                         --------------------------------------
                                         DAVID M. SIEGEL
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial Officer)



Date: August 14, 1997              By:   /s/  W. Douglass Harris
                                         --------------------------------------
                                         W. DOUGLASS HARRIS
                                         Vice President, Corporate Controller
                                        (Principal Accounting Officer)