Form 10-Q
period 1997-09-30
PRESLEY COMPANIES /DE
filed 1997-11-13
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   ------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

          YES    X                                 NO
               -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
Class of Common Stock                                       September 30, 1997
---------------------                                       -------------------
Series A, par value $.01                                            17,838,535
Series B, restricted voting convertible, par value $.01             34,357,143


--------------------------------------------------------------------------------

                              THE PRESLEY COMPANIES

                                      INDEX


                                                                                                           Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
              Consolidated Balance Sheets - September 30, 1997 and
                  December 31, 1996...........................................................................3

              Consolidated Statements of Operations - Three and Nine Months Ended
                  September 30, 1997 and 1996.................................................................4

              Consolidated Statement of Stockholders' Equity - Nine Months
                  Ended September 30, 1997....................................................................5

              Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 1997 and 1996.................................................................6

              Notes to Consolidated Financial Statements......................................................7

Item 2.  Management's Discussion and Analysis of  Financial Condition
                  and Results of Operations..................................................................10


PART II.  OTHER INFORMATION..................................................................................17

SIGNATURES...................................................................................................18

                              THE PRESLEY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)



                                                                          September 30,           December 31,
                                                                              1997                    1996
                                                                          -------------           ------------
                                                                           (unaudited)
                                                      ASSETS
Cash and cash equivalents                                                     $  5,406               $  4,550
Receivables                                                                      5,207                  4,225
Real estate inventories - Note 2                                               243,110                304,126
Property and equipment, less accumulated
  depreciation of $2,125 and $1,432 at September 30,
  1997 and December 31, 1996, respectively                                       3,834                  3,047
Deferred loan costs                                                              4,199                  4,347
Other assets                                                                     6,546                 11,320
                                                                              --------               --------
                                                                              $268,302               $331,615
                                                                              ========               ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $  10,518               $ 18,428
Accrued expenses                                                                14,892                 20,450
Notes payable                                                                   50,907                 18,524
12 1/2% Senior Notes due 2001 - Note 3                                         190,000                190,000
                                                                              --------               --------
                                                                               266,317                247,402
                                                                              --------               --------
Stockholders' equity
  Common stock:
      Series A common stock, par value $.01 per share; 100,000,000 shares authorized; 17,838,535 issued and outstanding at
         September 30, 1997 and December 31, 1996, respectively                    178                    178

      Series B restricted voting convertible common stock,
         par value $.01 per share; 50,000,000 shares authorized;
         34,357,143 shares issued and outstanding at September
         30, 1997 and December 31, 1996, respectively                              344                    344

  Additional paid-in capital                                                   114,599                114,599

  Accumulated deficit from January 1, 1994 - Note 1                           (113,136)               (30,908)
                                                                              --------               --------
                                                                                 1,985                 84,213
                                                                              --------               --------
                                                                              $268,302               $331,615
                                                                              ========               ========

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per common share amounts)
                                   (unaudited)





                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                             -----------------------            -----------------------
                                                               1997           1996                1997           1996
                                                             --------       --------            --------       --------
Sales
  Homes                                                      $ 67,583       $ 79,547            $223,234       $221,564
  Lots, land and other                                            766              3              10,476          1,276
                                                             --------       --------            --------       --------
                                                               68,349         79,550             233,710        222,840
                                                             --------       --------            --------       --------
Operating costs
   Cost of sales - homes                                      (59,737)       (69,904)           (200,679)      (195,755)
   Cost of sales - lots, land and other                          (913)          (265)             (9,983)        (1,496)
   Impairment loss on real estate assets -
      Note 2                                                       --             --             (74,000)            --
   Sales and marketing                                         (5,191)        (5,609)            (15,826)       (16,292)
   General and administrative                                  (3,686)        (3,467)            (12,047)       (10,621)
                                                             --------       --------            --------       --------
                                                              (69,527)       (79,245)           (312,535)      (224,164)
                                                             --------       --------            --------       --------

Operating income (loss)                                        (1,178)           305             (78,825)        (1,324)

Interest expense, net of amounts capitalized                   (2,237)          (387)             (5,001)        (1,666)

Other income (expense), net                                       215            765               1,598          1,719
                                                             --------       --------            --------       --------

Net income (loss)                                            $ (3,200)      $    683            $(82,228)      $ (1,271)
                                                             ========       ========            ========       ========

Net income (loss) per common share - Note 1                  $  (0.06)      $   0.01            $  (1.58)      $  (0.02)
                                                             ========       ========            ========       ========


                              THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (in thousands)
                                   (unaudited)







                                                    Common Stock
                                   ------------------------------------------                      Accumulated
                                        Series A                 Series B           Additional     Deficit from
                                   ------------------       -----------------        Paid-In        January 1,
                                   Shares      Amount       Shares     Amount        Capital           1994            Total
                                   ------      ------       ------     ------      ------------    ------------       --------

Balance - December 31, 1996        17,839        $178       34,357       $344       $114,599           $(30,908)       $84,213

Net loss                               --          --           --         --             --            (82,228)       (82,228)

                                   --------------------------------------------------------------------------------------------

Balance - September 30, 1997       17,839        $178       34,357       $344       $114,599          $(113,136)       $ 1,985
                                   ============================================================================================


                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                     1997            1996
                                                                                  ---------       ----------
OPERATING ACTIVITIES
  Net loss                                                                        $ (82,228)       $ (1,271)
  Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                                   546             449
        Impairment loss on real estate assets                                        74,000              --
        Net changes in operating assets and liabilities:
           Other receivables                                                         (1,776)         (2,350)
           Real estate inventories                                                  (12,984)         (4,355)
           Deferred loan costs                                                          148             764
           Other assets                                                               4,774            (789)
           Accounts payable                                                          (7,910)          1,014
           Accrued expenses                                                          (5,558)         (6,606)
                                                                                  ---------        --------

   Net cash used in operating activities                                            (30,988)        (13,144)
                                                                                  ---------        --------

INVESTING ACTIVITIES
  Principal payments on notes receivable                                                794             340
  Property and equipment, net                                                        (1,333)           (736)
                                                                                  ---------        --------
  Net cash used in investing activities                                                (539)           (396)
                                                                                  ---------        --------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                          115,418          84,602
  Principal payments on notes payable                                               (83,035)        (72,071)
                                                                                   --------        --------

  Net cash provided by financing activities                                          32,383          12,531
                                                                                  ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    856          (1,009)

CASH AND CASH EQUIVALENTS - beginning of period                                       4,550           4,217
                                                                                  ---------        --------

CASH AND CASH EQUIVALENTS - end of period                                         $   5,406        $  3,208
                                                                                  =========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized            $  10,395        $  7,603
                                                                                  =========        ========
  Cash paid during the period for income taxes                                    $      --        $     --
                                                                                  =========        ========


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

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 1997 and December 31, 1996 and revenues and expenses for the periods presented. Accordingly, actual results inevitably will differ from those estimates in the near-term and such differences may be material to the Company's financial statements.

Net income (loss) per common share for the three and nine months ended September 30, 1997 and 1996 is based on 52,195,678 of Series A and Series B common stock outstanding.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)




NOTE 2 - IMPAIRMENT OF REAL ESTATE ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"), which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under this pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value which becomes the new cost basis of the respective asset. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions over a period of many years. Such future events and conditions include economic and market conditions during the life of the related project, as well as the availability and cost of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

The loss for the nine months ended September 30, 1997 includes a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets in accordance with Statement No. 121. The fair values utilized to calculate the impairment losses were estimated based upon discounted expected future cash flows. The impairment losses are related to three of the Company's weak performing master-planned communities. The impairment losses related to two communities located in the Inland Empire area of Southern California arose primarily due to declines in sales prices resulting from weak economic conditions and competitive pressures in that area of Southern California. The impairment losses related to a community located in Contra Costa County in the East San Francisco Bay area of Northern California are primarily attributable to a deterioration in value of the non-residential parcels of the project which are now held for sale and to lower than expected cash flow relating to one high end residential product in this community.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)




NOTE 3 - SENIOR NOTES

In accordance with the bond indenture agreement governing the Company's Senior Notes, which are due in 2001, because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1997, the Company will, effective on December 4, 1997, be required to make an offer to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997. Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company would be required to make similar offers to purchase Senior Notes. At September 30, 1997, the Company's Consolidated Tangible Net Worth was ($2,214,000). The Company's management is presently in discussions with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes then outstanding. No assurances can be given that any such change will be made.


NOTE 4 - WITHDRAWAL OF REQUEST FOR REGISTRATION OF ADDITIONAL SERIES A COMMON STOCK

In accordance with the Registration Rights Agreement, dated as of May 20, 1994, among the Company and the holders of the Company's Series B Common Stock, the holders had previously requested registration under the Securities Act of 1933 of 18,145,467 shares of the Company's Series A Common Stock into which the Series B Common Stock may be converted. That request for registration is no longer in effect, and, accordingly, the Company will not file a registration statement with the Securities and Exchange Commission at this time.

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


FINANCIAL CONDITION AND LIQUIDITY

The Company provides for its ongoing cash requirements from internally generated funds from the sales of real estate and from outside borrowings. The Company currently maintains the following major credit facilities, which are summarized below: 12 1/2% Senior Notes (the "Senior Notes"); a secured revolving lending facility (the "Working Capital Facility"); and a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the "Joint Venture Facility").


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

The 12 1/2% Senior Notes due 2001 (the "Senior Notes") were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly-owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility. Because the California Presley guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company". Interest on the Senior Notes is payable on January 1 and July 1 of each year.

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

In accordance with the Indenture, because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1997, the Company will, effective on December 4, 1997, be required to make an offer to purchase $20,000,000 of the Senior Notes at a purchase price equal to 100% of the principal amount plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997. Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company would be required to make similar offers to purchase Senior Notes. At September 30, 1997, the Company's Consolidated Tangible Net Worth was ($2,214,000). The Company's management is presently in discussions with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the Indenture. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

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


WORKING CAPITAL FACILITY

The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to another lender). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at September 30, 1997 was approximately $157,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at September 30, 1997 was $39,000,000.

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


JOINT VENTURE FACILITY

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of the project has been financed through a revolving line of credit, the terms of which have been amended from time to time. Currently, the revolving line of credit consists of several components relating to production units, models and residential lots. At September 30, 1997, the revolving line of credit had an outstanding balance of $6,397,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00% and the loan matures on March 17, 1998.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



SELLER FINANCING

Another potential source of financing available to the Company is seller-provided financing for land acquired by the Company. At September 30, 1997, the Company had notes outstanding related to land acquisitions for which seller financing was provided in the amount of $5,510,000. During the few years prior to this year, the Company had not used this form of financing significantly.


ASSESSMENT DISTRICT BONDS

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


                             RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                                          As of and for                As of and for
                                                                         the Three Months             the Nine Months
                                                                        Ended September 30,          Ended September 30,
                                                                        -------------------          -------------------
                                                                        1997          1996           1997          1996
                                                                        ----          ----           ----          ----
    Number of homes sold                                                 419            429          1,296        1,498

    Number of homes closed                                               357            467          1,186        1,326

    Backlog of homes sold but not closed at end of period                392            488            392          488


Closings of homes in backlog generally occur within six months of the date indicated. The dollar amount of backlog of homes sold but not closed as of September 30, 1997 was $81,258,000, as compared to $91,513,000 as of September 30, 1996 and $65,252,000 as of June 30, 1997. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 22% during 1996 and approximately 19% during the first nine months of 1997.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The number of homes closed in the third quarter of 1997 was down 24 percent to 357 from 467 in the third quarter of 1996. Net new home orders for the quarter ended September 30, 1997 decreased 2 percent to 419 units from 429 a year ago. For the third quarter of 1997, net new orders decreased 2 percent to 419 from 428 units in the second quarter of 1997. The backlog of homes sold as of September 30, 1997 was 392, down 20 percent from 488 units a year earlier, and up 19 percent from 330 units at June 30, 1997. The Company's inventory of completed and unsold homes as of September 30, 1997 has increased by 32 percent to 135 units from 102 units as of June 30, 1997.

The declines in net new home orders, closings and backlog for the third quarter are primarily the result of the completion or near completion of certain of the Company's older master-planned communities and delays in completion of new land acquisitions, which has resulted in less product available for sale. At September 30, 1997, the Company had 12 sales locations in its master-planned communities as compared to 24 sales locations in its master-planned communities at September 30, 1996.

The Company recently consolidated certain operating units in order to operate more efficiently. The Company's operating units in the Inland Empire area and the Orange/Los Angeles area of Southern California were consolidated into one operating unit based in Newport Beach. The Company's operating units in the San Francisco Bay Area and the Sacramento Area of Northern California were consolidated into one operating unit based in the East Bay area of San Francisco. In addition, the Company's previously announced entry into the Colorado market place was postponed to allow the Company to focus its attention on the existing market places in which it currently operates.

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


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Sales (which represent recorded revenues from closings) for the three months ended September 30, 1997 were $68.3 million, a decrease of $11.3 million (14.0%) from sales of $79.6 million for the three months ended September 30, 1996. Revenue from sales of homes decreased $12.0 million to $67.6 million in the 1997 period from $79.6 million in the 1996 period. This decrease was due primarily to a decrease in the number of units closed, partially offset by an increase in the average sales prices of homes to $189,000 in the 1997 period from $170,000 in the 1996 period, primarily as a result of changes in the mix of product and, to a lesser extent, some price increases in certain markets. Revenue from lots, land and other increased $0.8 million to $0.8 million in the 1997 period from a nominal amount in the 1996 period.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Total operating income (loss), changed from an income of $0.3 million in the 1996 period to a loss of $1.2 million in the 1997 period. The excess of revenue from sales of homes over the related cost of sales decreased by $1.7 million, to $7.9 million in the 1997 period from $9.6 million in the 1996 period. These decreases were primarily due to a decrease in the number of units closed, as well as increases in house construction costs and other development costs which could not be entirely recovered from increased sales prices. Sales and marketing expenses decreased by $0.4 million to $5.2 million in the 1997 period from $5.6 million in the 1996 period primarily as a result of decreased direct sales expenses related to the decreased sales volume. General and administrative expenses increased by $0.2 million to $3.7 million in the 1997 period from $3.5 million in the 1996 period, primarily as a result of start-up operations in Nevada.

Total interest incurred increased $0.1 million (1.2%) from $8.1 million in the 1996 period to $8.2 million in the 1997 period as a result of an increase in interest rates. Net interest expense increased to $2.2 million in the 1997 period from $0.4 million for the 1996 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

Other (income) expense, net decreased to $0.2 million in the 1997 period from $0.8 million in the 1996 period primarily as a result of decreased income from recreational facilities.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Sales (which represent recorded revenues from closings) for the nine months ended September 30, 1997 were $233.7 million, an increase of $10.9 million (4.9%), from sales of $222.8 million for the nine months ended September 30, 1996. Revenue from sales of homes increased $1.6 million to $223.2 million in the 1997 period from $221.6 million in the 1996 period. This increase was due primarily to an increase in the average sales prices of homes to $188,000 in the 1997 period from $167,000 in the 1996 period, primarily as a result of changes in the mix of product and, to a lesser extent, some price increases in certain markets, offset by a reduction in the number of homes closed in the 1997 period compared to the 1996 period. Revenue from lots, land and other increased $9.2 million to $10.5 million in the 1997 period from $1.3 million in the 1996 period.

Total operating loss, excluding the impairment loss on real estate assets, increased from a loss of $1.3 million in the 1996 period to a loss of $4.8 million in the 1997 period. The excess of revenue from sales of homes over the related cost of sales decreased by $3.3 million, to $22.5 million in the 1997 period from $25.8 million in the 1996 period. These decreases were primarily due to an increase in average sales prices offset by a decrease in the number of units closed, as well as increases in house construction costs and other development costs which could not be entirely recovered from increased sales prices. Impairment losses on real estate assets amounting to $74.0 million were recorded in the 1997 period, with no corresponding charge in the comparable period for 1996. As a result of the impairment losses, gross margins on the affected projects are expected to be higher in the future. Sales and marketing expenses decreased from $16.3 million in the 1996 period to $15.8 million in the 1997 period, which is the result

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


of decreased advertising and decreased direct sales expenses related to the decreased sales volume. General and administrative expenses increased by $1.4 million to $12.0 million in the 1997 period from $10.6 million in the 1996 period, primarily as a result of increased overhead from start-up operations in Nevada and a charge of approximately $0.7 million for expenses related to the closing and consolidation of certain operating units.

Total interest incurred increased $0.6 million (2.5%) from $23.7 million in the 1996 period to $24.3 million in the 1997 period as a result of increased interest rates. Net interest expense increased to $5.0 million in the 1997 period from $1.6 million for the 1996 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization. Interest expense will continue to be higher in the future due to a decrease in real estate assets which qualify for interest capitalization resulting from the impairment losses described above.

Other (income) expense, net decreased $0.1 million to a net income of $1.6 million in the 1997 period from a net income of $1.7 million in the 1996 period primarily as a result of decreased income from mortgage operations and recreation facilities, partially offset by increased income from design operations.


CASH FLOWS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net cash used in operating activities increased from $13.1 million in the 1996 period to $31.0 million in the 1997 period. This change was primarily as a result of increased land acquisition and construction activity.

Net cash used in investing activities increased by $0.1 million in the 1997 period as compared to the 1996 period primarily as a result of purchases of fixed assets, partially offset by increased principal collections on notes receivable.

Net cash provided by financing activities increased by $19.9 million in the 1997 period as compared to the 1996 period as a result of an increase in net borrowings activity.

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

                              THE PRESLEY COMPANIES

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5. Not applicable.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


             (A)   EXHIBITS.

             10.1 Third Amendment to Master Credit Agreement, dated as of September 25, 1997, by and between Carmel Mountain Ranch, a California general partnership (Borrower) and Bank One, Arizona, N.A., a national banking association
                        (Bank).

             27         Financial Data Schedule


             (B)   REPORTS ON FORM 8-K.

                        The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                              THE PRESLEY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 1997              By:   /s/  David M. Siegel
                                         --------------------------------------
                                         DAVID M. SIEGEL
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial Officer)



Date: November 13, 1997              By:   /s/  W. Douglass Harris
                                         --------------------------------------
                                         W. DOUGLASS HARRIS
                                         Vice President, Corporate Controller
                                         (Principal Accounting Officer)