Form 10-K405
period 1997-12-31
PRESLEY COMPANIES /DE
filed 1998-03-30
CIK 878093

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

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

          [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM
                              TO

                         COMMISSION FILE NUMBER 0-18001

                             THE PRESLEY COMPANIES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                      33-0475923
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

                               19 CORPORATE PLAZA
                        NEWPORT BEACH, CALIFORNIA 92660
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 640-6400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 was $12,711,239. (This calculation assumes that all officers and directors of the Company and subsidiaries are affiliates.)

     The number of shares of Series A and Series B Common Stock outstanding as of March 16, 1998 was 20,516,371 and 31,679,307, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for the Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1998 are incorporated herein by reference into Part III.

================================================================================

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
PART I
  Item 1.      Business..................................................      1
  Item 2.      Properties................................................     10
  Item 3.      Legal Proceedings.........................................     10
  Item 4.      Submission of Matters to a Vote of Security Holders.......     10

PART II
  Item 5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters....................................     11
  Item 6.      Selected Financial Data...................................     12
  Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     13
  Item 8.      Financial Statements and Supplementary Data...............     22
  Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................     22

PART III
  Item 10.     Directors and Executive Officers of the Registrant........     22
  Item 11.     Executive Compensation....................................     22
  Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management.............................................     22
  Item 13.     Certain Relationships and Related Transactions............     22

PART IV
  Item 14.     Exhibits, Consolidated Financial Statement Schedules and
                  Reports on Form 8-K....................................     23
               Index to Consolidated Financial Statements................    F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Presley Companies and subsidiaries ("Presley" or the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada. Since its founding in 1956, Presley has sold over 40,000 homes. The Company believes that it was one of the largest homebuilders in California in terms of both sales and homes delivered in 1997. Approximately 63% of the Company's home closings were derived from its California operations. In 1997, the Company had consolidated revenues of $329.9 million and delivered 1,597 homes. Beginning in early 1996, the Company's homebuilding operations have been conducted under the name Presley Homes.

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. The Company currently markets its homes through 12 sales locations in its six master-planned communities and 28 sales locations at its other projects. In 1997, the average sales price for homes delivered was $192,000, with homes priced from $79,900 to $819,000.

     The Company and its unconsolidated joint ventures currently own approximately 6,527 lots and control an additional 513 lots on which to construct homes. Substantially all lots are entitled and approximately 43% are located in the Company's six master-planned communities. Prior to 1994, the Company had focused on the development of master-planned communities as a source of supply of developed lots for its homebuilding operations. As used in this Annual Report on Form 10-K, "entitled" land has a Development Agreement and/or Vesting Tentative Map, or a final recorded plat or map from the appropriate county or city government. Development Agreements and Vesting Tentative Maps generally provide for the right to develop the land in accordance with the provisions of the Development Agreement or Vesting Tentative Map unless an issue arises concerning health, safety or general welfare. Development of master-planned communities, which generally takes five to fifteen years from the date of initial land acquisition to completion, includes selecting sites and acquiring large parcels of undeveloped land, obtaining all necessary government approvals to build, and developing land, infrastructure and finished lots. The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 2 years.

     Beginning in 1994, the Company's land acquisition strategy, to the extent permitted by the Company's financing arrangements, has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of lots sufficient for construction of homes over a two or three year period. As part of this strategy, the Company's current plans are to: (i) acquire and develop parcels of land with up to approximately 300 lots, (ii) expand its homebuilding operations in the Southwest, particularly in its long established markets in California and Arizona, and in Nevada, where the Company entered the market in 1995 and (iii) continue to evaluate opportunities in land development and master-planned communities with the intention that any such projects would be funded in significant part by sources other than the Company.

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, because the Company's Consolidated Tangible Net Worth was less than $60 million as of September 30, 1997, the Company was, effective on December 4, 1997, required to make an offer to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997. The Company acquired Senior Notes with a face amount of $20 million prior to December 4, 1997 and therefore was not required to make said offer.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20.0 million of Senior Notes. At December 31, 1997, the Company's Consolidated Tangible Net Worth was a deficit of $8.9 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20 million of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60 million, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects in California by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships will better enable it to reduce its capital investment and risk in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company would generally receive, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from these joint ventures.

     As of December 31, 1997, the Company had formed four joint ventures in California which had acquired land at a cost of approximately $32 million. The Company contributed approximately $7 million to these joint ventures. In January 1998, the Company formed an additional joint venture in California which acquired land from the Company at the Company's approximate book value of $23.2 million (which also approximated the land's current market value). The Company contributed approximately $5.1 million to this joint venture and the joint venture assumed the Company's non-recourse note payable of $12.5 million relating to the purchase of this property. These projects are currently in the initial development stages and, based upon current estimates of project revenues and costs, all future development and construction costs will be funded by the Company's venture partners.

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

     The Company had total revenues from operations of $329.9 million, $319.0 million and $285.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Homes closed by the Company were 1,597, 1,838 and 1,425 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Presley's operations are dependent to a significant extent on debt financing and, beginning in 1997, on joint venture financing. The Company's principal credit sources are its 12 1/2% Senior Notes, a Working Capital Facility, a joint venture facility, and seller-provided financing. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200.0 million of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The Working Capital Facility is a revolving line of credit facility with a maximum commitment of $72.0 million. The Working Capital Facility is secured by substantially all of the Company's assets. At December 31, 1997, the outstanding principal amount under the Working Capital Facility was $43.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Notes 2 and 6 of "Notes to Consolidated Financial Statements."

     The Company's principal executive offices are located at 19 Corporate Plaza, Newport Beach, California 92660 and its telephone number is (714) 640-6400. The Company was incorporated in the State of Delaware on August 7, 1991.

THE COMPANY'S MARKETS

     The Company is currently operating in six geographic regions: the Southern California Region, the San Diego Region, the Northern California Region, the New Mexico Region, the Arizona Region, and the Nevada Region. Each of the regions has responsibility for the Company's homebuilding and development operations as well as new land acquisitions within the geographic boundaries of the region.

     The following table sets forth sales from real estate operations attributable to each of Presley's homebuilding regions during the preceding three fiscal years:

                                                YEAR ENDED DECEMBER 31,
                                                (DOLLARS IN THOUSANDS)
                              -----------------------------------------------------------
                                    1997                 1996                 1995
                              -----------------    -----------------    -----------------
                               DOLLAR     % OF      DOLLAR     % OF      DOLLAR     % OF
                               AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                              --------    -----    --------    -----    --------    -----
Southern California(1)......  $120,641      37%    $128,153      40%    $113,281      39%
San Diego(2)................    30,464       9%      40,799      13%      70,161      25%
Northern California(3)......    83,171      25%      68,100      21%      84,943      30%
Arizona(4)..................    50,550      15%      57,065      18%       2,778       1%
New Mexico(5)...............    19,996       6%      16,180       5%      14,342       5%
Nevada(6)...................    25,120       8%       8,700       3%          --       0%
                              --------     ---     --------     ---     --------     ---
                              $329,942     100%    $318,997     100%    $285,505     100%
                              ========     ===     ========     ===     ========     ===

---------------
(1) The Southern California Region consists of operations in Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties.

(2) The San Diego Region consists of operations in San Diego and Riverside Counties.

(3) The Northern California Region consists of operations in Alameda, Contra Costa, El Dorado, Sacramento, Solano, Yolo and Santa Clara Counties.

(4) The Arizona Region consists of operations in Phoenix and Tucson.

(5) The New Mexico Region consists of operations in Albuquerque and Santa Fe.

(6) The Nevada Region consists of operations in the Las Vegas area.

HOMEBUILDING

     The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company's products include entry-level, move-up and luxury homes and lots for custom homes, although it primarily emphasizes sales to the entry-level and move-up home markets. The Company believes that this diversified product strategy enables it to mitigate some of the risks inherent in the homebuilding industry and to meet a variety of market conditions. In order to reduce exposure to local market conditions, the Company's sales locations are geographically dispersed. The Company currently has 40 sales locations, including 12 in its master-planned communities and 28 at its other projects.

     Because the decision as to which product to develop is based on the Company's assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company's attached housing ranges in size from 761 to 1,575 square feet, and the Company's detached housing ranges from 814 to 4,345 square feet.

     Due to Presley's product and geographic diversification strategy, the prices of Presley's homes also vary substantially. Prices for Presley's attached housing range from approximately $97,000 to $210,000 and prices for detached housing range from approximately $79,900 to $819,000. The average sales price of Presley's homes for the year ended December 31, 1997 was $192,000.

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

DESCRIPTION OF PROJECTS

     During the year ended December 31, 1997, approximately 44% of the homes closed by the Company were in the Company's six master-planned communities. Presley's master-planned communities usually involve the development of hundreds of acres of raw land into a large community providing homeowners with the opportunity for employment, recreation, shopping and education within the community or in close proximity to it. The homes within these communities include a wide variety of detached and attached entry-level, move-up and luxury homes, and may also contain apartments. Within these communities Presley also may sell individual lots for custom homes, multiple lots for construction of homes by other builders and parcels for commercial, industrial and apartment development. These communities typically offer a variety of recreational amenities which may include golf courses, equestrian centers, tennis courts and swimming pools, among others.

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

     The following table presents project information relating to each of the Company's homebuilding regions.

                                                              UNITS           LOTS       HOMES CLOSED
                                             ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                                 YEAR OF     NUMBER OF        AS OF          AS OF          ENDED            AT
       PROJECT (COUNTY)           FIRST      HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
            PRODUCT              DELIVERY  COMPLETION(1)       1997           1997           1997        1997(2)(4)
       ----------------          --------  -------------   ------------   ------------   ------------   ------------
                                                SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Sun Lakes Country Club (Riverside County)
  Previously Closed Products       1987          395             395             0              0             0
  Patio-Legend                     1987          582             582             0              2             0
  Single Family-Resort             1987          817             817             0              4             0
  Villa Duplexes                   1990          176             172             4              6             0
  Veranda                          1994           25              23             2              3             0
  Executive Series                 1995           87              75            12             31             1
  Promenade                        1996          596              29           567             25             0
  Atrium                           1996          423              26           397             17             0
  Terrace                          1996          316              24           292             21             1
                                              ------          ------         -----          -----           ---
                                               3,417           2,143         1,274            109             2
                                              ------          ------         -----          -----           ---
Horsethief Canyon Ranch (Riverside County)
  Previously Closed Products       1989          847             847             0              0             0
  Series "300"                     1998          262               0           262              0             0
  Series "400"                     1995          474              96           378             56            12
  Series "500"                     1995          403              78           325             45            19
                                              ------          ------         -----          -----           ---
                                               1,986           1,021           965            101            31
                                              ------          ------         -----          -----           ---
The Highlands (Orange County)
  Previously Closed Products       1989        1,332           1,332             0              0             0
  Skyline                          1992          145             145             0              1             0
  New Viewpointe North             1992          104             104             0             35             0


       PROJECT (COUNTY)            SALES PRICE
            PRODUCT                  RANGE(3)
       ----------------            -----------
                                     SOUTHERN
                                    CALIFORNIA
WHOLLY-OWNED:
Sun Lakes Country Club (Riversi
  Previously Closed Products
  Patio-Legend                   $101,900-138,900
  Single Family-Resort           $108,900-154,900
  Villa Duplexes                 $ 97,900-124,900
  Veranda                        $ 89,990-125,990
  Executive Series               $108,900-135,900
  Promenade                      $113,900-125,900
  Atrium                         $129,900-142,900
  Terrace                        $161,900-185,900

Horsethief Canyon Ranch (Rivers
  Previously Closed Products
  Series "300"                   $107,000-123,000
  Series "400"                   $124,900-144,900
  Series "500"                   $153,900-165,900

The Highlands (Orange County)
  Previously Closed Products
  Skyline                        $245,000-285,000
  New Viewpointe North           $135,000-174,000

                                                              UNITS           LOTS       HOMES CLOSED
                                             ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                                 YEAR OF     NUMBER OF        AS OF          AS OF          ENDED            AT
       PROJECT (COUNTY)           FIRST      HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
            PRODUCT              DELIVERY  COMPLETION(1)       1997           1997           1997        1997(2)(4)
       ----------------          --------  -------------   ------------   ------------   ------------   ------------
  Monaco                           1995          408             388            20            107            20
  Legacy                           1995           84              78             6             27             6
  Canyon Crest                     1995           98              98             0             24             0
  Canyon Ridge                     1996           69              69             0             29             0
                                              ------          ------         -----          -----           ---
                                               2,240           2,214            26            223            26
                                              ------          ------         -----          -----           ---
Beltierra (Los Angeles County)
  Previously Closed Products       1991          225             225             0              0             0
  Andora                           1991          233             233             0              1             0
  Las Brisas                       1995          185             124            61             51             8
                                              ------          ------         -----          -----           ---
                                                 643             582            61             52             8
                                              ------          ------         -----          -----           ---
Fontana - (Riverside County)       1998          300               0           300              0             0
                                              ------          ------         -----          -----           ---
Boardwalk - Huntington Beach -
  (Orange County)                  1996           58              58             0             31             0
                                              ------          ------         -----          -----           ---
Park Place - Huntington Beach -
  (Orange County)                  1996           58              58             0             41             0
                                              ------          ------         -----          -----           ---
North Park - Valencia -
  (Los Angeles County)             1996           48              47             1             47             1
                                              ------          ------         -----          -----           ---
Carey Ranch - Sylmar -
  (Los Angeles County)             1997          138              21           117             21             7
                                              ------          ------         -----          -----           ---
Granada Hills -
  (Los Angeles County)             1998           37               0            37              0             0
                                              ------          ------         -----          -----           ---
        Total wholly-owned                     8,925           6,144         2,781            625            75
                                              ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT VENTURES:
Thousand Oaks -
  (Ventura County)                 1998          110               0           110              0             0
                                              ------          ------         -----          -----           ---
    SOUTHERN CALIFORNIA REGION
    TOTAL                                      9,035           6,144         2,891            625            75
                                              ======          ======         =====          =====           ===

                                                     SAN DIEGO
WHOLLY-OWNED:
Bridlevale (Riverside County)
  Previously Closed Products       1992          377             377             0              0             0
  County Glen                      1992          142             142             0              3             0
  Sutter Ridge                     1995          134             134             0             16             0
                                              ------          ------         -----          -----           ---
                                                 653             653             0             19             0
                                              ------          ------         -----          -----           ---
Discovery Hills (San Diego
  County)
  Previously Closed Products       1991          343             343             0              0             0
  Glen Arbor                       1993          269             269             0             32             0
  Woodwind                         1994          122             122             0             12             0
  Discovery Meadows                1997          143              53            90             53            21
                                              ------          ------         -----          -----           ---
                                                 877             787            90             97            21
                                              ------          ------         -----          -----           ---
Carmel Mountain Ranch (San Diego County)
  Previously Closed Products       1986        5,044           5,044             0              0             0
  The Summit                       1997           86               0            86              0             9
  The Bluffs                       1997          114               6           108              6            31
                                              ------          ------         -----          -----           ---
                                               5,244           5,050           194              6            40
                                              ------          ------         -----          -----           ---
Sycamore Ranch (Riverside
  County)                          1997          195               6           189              6            12
                                              ------          ------         -----          -----           ---
Stonecrest (San Diego County)      1998          110               0           110              0             0
                                              ------          ------         -----          -----           ---
        Total wholly-owned                     7,079           6,496           583            128            73
                                              ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT VENTURES:
Torrey Unit I (San Diego
  County)                          1998          107               0           107              0             0
                                              ------          ------         -----          -----           ---
Torrey Unit 4 (San Diego
  County)                          1998           59               0            59              0             0
                                              ------          ------         -----          -----           ---
Mercy Road (San Diego County)      1999          113               0           113              0             0
                                              ------          ------         -----          -----           ---


       PROJECT (COUNTY)            SALES PRICE
            PRODUCT                  RANGE(3)
       ----------------            -----------
  Monaco                         $ 97,000-157,000
  Legacy                         $380,000-445,000
  Canyon Crest                   $239,900-271,900
  Canyon Ridge                   $275,000-315,000
Beltierra (Los Angeles County)
  Previously Closed Products
  Andora                         $ 92,500-114,500
  Las Brisas                     $197,900-229,900
Fontana - (Riverside County)     $132,000-150,000
Boardwalk - Huntington Beach -
  (Orange County)                $280,000-330,000
Park Place - Huntington Beach -
  (Orange County)                $280,000-330,000
North Park - Valencia -
  (Los Angeles County)           $225,990-240,900
Carey Ranch - Sylmar -
  (Los Angeles County)           $197,900-229,900
Granada Hills -
  (Los Angeles County)           $415,000-485,000
        Total wholly-owned
UNCONSOLIDATED JOINT VENTURES:
Thousand Oaks -
  (Ventura County)               $265,000-300,000
    SOUTHERN CALIFORNIA REGION
    TOTAL
                                    SAN DIEGO
WHOLLY-OWNED:
Bridlevale (Riverside County)
  Previously Closed Products
  County Glen                    $ 95,900-119,900
  Sutter Ridge                   $122,900-169,900
Discovery Hills (San Diego
  County)
  Previously Closed Products
  Glen Arbor                     $153,900-187,900
  Woodwind                       $133,900-147,900
  Discovery Meadows              $157,900-186,900
Carmel Mountain Ranch (San Dieg
  Previously Closed Products
  The Summit                     $304,200-338,900
  The Bluffs                     $229,400-253,400
Sycamore Ranch (Riverside
  County)                        $283,000-338,000
Stonecrest (San Diego County)    $187,000-218,000
        Total wholly-owned
UNCONSOLIDATED JOINT VENTURES:
Torrey Unit I (San Diego
  County)                        $276,000-306,000
Torrey Unit 4 (San Diego
  County)                        $351,000-374,000
Mercy Road (San Diego County)    $177,900-199,900

                                                              UNITS           LOTS       HOMES CLOSED
                                             ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                                 YEAR OF     NUMBER OF        AS OF          AS OF          ENDED            AT
       PROJECT (COUNTY)           FIRST      HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
            PRODUCT              DELIVERY  COMPLETION(1)       1997           1997           1997        1997(2)(4)
       ----------------          --------  -------------   ------------   ------------   ------------   ------------
        Total unconsolidated
          joint ventures                         279               0           279              0             0
                                              ------          ------         -----          -----           ---
    SAN DIEGO REGION TOTAL                     7,358           6,496           862            128            73
                                              ======          ======         =====          =====           ===

                                                NORTHERN CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club (Contra
  Costa County)
  Previously Closed Products       1989          558             558
  Black Diamond                    1989          226             226             0              1             0
  Falcon Ridge                     1996          145              63            82             48             7
  Diablo Ridge                     1994          136             136             0             21             0
  Oak Hollow                       1994          143             143             0              7             0
  Peacock Creek                    1996          142              57            85             25             5
  Town Center                      1999           40               0            40              0             0
                                              ------          ------         -----          -----           ---
                                               1,390           1,183           207            102            12
                                              ------          ------         -----          -----           ---
Prominence (Alameda County)        1991          151             151             0             19             0
                                              ------          ------         -----          -----           ---
The Preserve (Alameda County)      1997          100               8            92              8             9
                                              ------          ------         -----          -----           ---
Twin Cities Heritage
  (Sacramento County)              1992          107             107             0              4             0
                                              ------          ------         -----          -----           ---
Twin Cities Mill Creek
  (Sacramento County)              1996          116              46            70             34             4
                                              ------          ------         -----          -----           ---
Mira Lago
  (Sacramento County)              1995           57              57             0             19             0
                                              ------          ------         -----          -----           ---
Marina Woods
  (El Dorado County)               1996           79              67            12             38             6
                                              ------          ------         -----          -----           ---
Eagle Ridge
  (Solano County)                  1997          364               0           364              0            22
                                              ------          ------         -----          -----           ---
Mace Ranch - Classics
  (Yolo County)                    1997          121              18           103             18            11
                                              ------          ------         -----          -----           ---
Mace Ranch - Affordables
  (Yolo County)                    1997           28               5            23              5             5
                                              ------          ------         -----          -----           ---
Cerro Plata
  (Santa Clara County)(5)          2000          550               0           550              0             0
                                              ------          ------         -----          -----           ---
    NORTHERN CALIFORNIA REGION
    TOTAL                                      3,063           1,642         1,421            247            69
                                              ======          ======         =====          =====           ===
                                                      ARIZONA
WHOLLY-OWNED:
Settler's Point
  (Maricopa County)                1995          103             102             1             37             0
                                              ------          ------         -----          -----           ---
McDowell Mt. Ranch
  (Maricopa County)                1995           75              74             1              4             0
                                              ------          ------         -----          -----           ---
Tatum Highlands 14
  (Maricopa County)                1995          125             125             0             24             0
                                              ------          ------         -----          -----           ---
Tatum Highlands 17
  (Maricopa County)                1995           87              87             0             37             0
                                              ------          ------         -----          -----           ---
Estrella
  (Maricopa County)                1995          113              61            52             31            14
                                              ------          ------         -----          -----           ---
Eagle Mountain
  (Maricopa County)                1996          101              45            56             33            11
                                              ------          ------         -----          -----           ---
Continental Ranch
  (Pima County)                    1995           97              67            30             29             5
                                              ------          ------         -----          -----           ---
Legend Trail
  (Maricopa County)                1996          102              27            75             25            10
                                              ------          ------         -----          -----           ---
Williams Centre - Haciendas
  (Pima County)                    1996           50              17            33             16             7
                                              ------          ------         -----          -----           ---
Williams Centre - Las Villas
  (Pima County)                    1997           46               0            46              0            12
                                              ------          ------         -----          -----           ---


       PROJECT (COUNTY)            SALES PRICE
            PRODUCT                  RANGE(3)
       ----------------            -----------
        Total unconsolidated
          joint ventures
    SAN DIEGO REGION TOTAL
                                     NORTHERN
                                     CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club (Contra
  Costa County)
  Previously Closed Products
  Black Diamond
  Falcon Ridge                   $331,450-375,450
  Diablo Ridge                   $154,900-210,000
  Oak Hollow                     $230,900-270,900
  Peacock Creek                  $391,500-492,500
  Town Center                    $205,900-253,900
Prominence (Alameda County)      $355,000-428,000
The Preserve (Alameda County)    $692,600-819,000
Twin Cities Heritage
  (Sacramento County)            $118,000-154,000
Twin Cities Mill Creek
  (Sacramento County)            $109,900-129,900
Mira Lago
  (Sacramento County)            $179,900-239,900
Marina Woods
  (El Dorado County)             $243,900-292,900
Eagle Ridge
  (Solano County)                $188,300-248,000
Mace Ranch - Classics
  (Yolo County)                  $179,900-219,900
Mace Ranch - Affordables
  (Yolo County)                  $118,300-135,500
Cerro Plata
  (Santa Clara County)(5)        $325,000-720,000
    NORTHERN CALIFORNIA REGION
    TOTAL
                                     ARIZONA
WHOLLY-OWNED:
Settler's Point
  (Maricopa County)              $125,900-156,900
McDowell Mt. Ranch
  (Maricopa County)              $195,900-234,700
Tatum Highlands 14
  (Maricopa County)              $116,400-143,900
Tatum Highlands 17
  (Maricopa County)              $143,500-188,100
Estrella
  (Maricopa County)              $121,900-149,900
Eagle Mountain
  (Maricopa County)              $210,900-243,900
Continental Ranch
  (Pima County)                  $133,900-163,200
Legend Trail
  (Maricopa County)              $164,900-177,900
Williams Centre - Haciendas
  (Pima County)                  $170,900-193,900
Williams Centre - Las Villas
  (Pima County)                  $124,000-137,400

                                                              UNITS           LOTS       HOMES CLOSED
                                             ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                                 YEAR OF     NUMBER OF        AS OF          AS OF          ENDED            AT
       PROJECT (COUNTY)           FIRST      HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
            PRODUCT              DELIVERY  COMPLETION(1)       1997           1997           1997        1997(2)(4)
       ----------------          --------  -------------   ------------   ------------   ------------   ------------
McDowell Mt. Ranch "P"
  (Maricopa County)                1997           69              26            43             26             7
                                              ------          ------         -----          -----           ---
Lone Mountain
  (Maricopa County)                1997           57               3            54              3            11
                                              ------          ------         -----          -----           ---
Manzanita Heights
  (Maricopa County)                1997           73              18            55             18            18
                                              ------          ------         -----          -----           ---
Crystal Gardens
  (Maricopa County)                1997          157               7           150              7             9
                                              ------          ------         -----          -----           ---
Monument Vista
  (Pima County)                    1997          106               2           104              2            12
                                              ------          ------         -----          -----           ---
    ARIZONA REGION TOTAL                       1,361             661           700            292           116
                                              ======          ======         =====          =====           ===

                                                     NEW MEXICO
WHOLLY-OWNED:
Summerfield (Bernalillo County)    1995          289             114           175             31            23
                                              ------          ------         -----          -----           ---
Tuscany (Bernalillo County)        1996           87              51            36             21             3
                                              ------          ------         -----          -----           ---
Tierra Colinas (Santa Fe
  County)                          1996           21              16             5              9             0
                                              ------          ------         -----          -----           ---
Tuscany Hills (Bernalillo
  County)                          1996           30               4            26              3             1
                                              ------          ------         -----          -----           ---
Rancho del Sol (Santa Fe
  County)                          1996          195              62           133             54             5
                                              ------          ------         -----          -----           ---
The Courtyards at Park West
  (Bernalillo County)              1996          100              20            80             20             6
                                              ------          ------         -----          -----           ---
Ventana (Bernalillo County)        1997           81               2            79              2             5
                                              ------          ------         -----          -----           ---
    NEW MEXICO REGION TOTAL                      803             269           534            140            43
                                              ======          ======         =====          =====           ===

                                                       NEVADA
WHOLLY-OWNED:
Mountainside (Clark County)        1996          158             136            22             81             9
                                              ------          ------         -----          -----           ---
Prominence (Clark County)          1996          100              47            53             39             5
                                              ------          ------         -----          -----           ---
Camden Park (Clark County)         1997          150              21           129             21            11
                                              ------          ------         -----          -----           ---
Monte Nero (Clark County)          1997          193              24           169             24             2
                                              ------          ------         -----          -----           ---
Royal Woods (Clark County)         1998          142               0           142              0             0
                                              ------          ------         -----          -----           ---
Deer Springs Ranch (Clark
  County)                          1998          117               0           117              0             0
                                              ------          ------         -----          -----           ---
    NEVADA REGION TOTAL                          860             228           632            165            27
                                              ======          ======         =====          =====           ===
      GRAND TOTALS:
        WHOLLY-OWNED                          22,091          15,440         6,651          1,597           403
        UNCONSOLIDATED JOINT
          VENTURES                               389               0           389              0             0
                                              ------          ------         -----          -----           ---
                                              22,480          15,440         7,040          1,597           403
                                              ======          ======         =====          =====           ===


       PROJECT (COUNTY)            SALES PRICE
            PRODUCT                  RANGE(3)
       ----------------            -----------
McDowell Mt. Ranch "P"
  (Maricopa County)              $199,300-235,300
Lone Mountain
  (Maricopa County)              $225,900-274,900
Manzanita Heights
  (Maricopa County)              $  79,900-92,900
Crystal Gardens
  (Maricopa County)              $ 96,900-117,900
Monument Vista
  (Pima County)                  $184,000-237,000
    ARIZONA REGION TOTAL
                                    NEW MEXICO
WHOLLY-OWNED:
Summerfield (Bernalillo County)  $ 96,150-121,900
Tuscany (Bernalillo County)      $103,900-122,900
Tierra Colinas (Santa Fe
  County)                        $146,500-262,900
Tuscany Hills (Bernalillo
  County)                        $118,900-185,000
Rancho del Sol (Santa Fe
  County)                        $ 93,900-161,900
The Courtyards at Park West
  (Bernalillo County)            $122,900-164,900
Ventana (Bernalillo County)      $123,900-159,900
    NEW MEXICO REGION TOTAL
                                      NEVADA
WHOLLY-OWNED:
Mountainside (Clark County)      $121,990-150,500
Prominence (Clark County)        $146,800-174,500
Camden Park (Clark County)       $173,000-199,000
Monte Nero (Clark County)        $133,990-167,500
Royal Woods (Clark County)       $147,000-179,000
Deer Springs Ranch (Clark
  County)                        $115,990-141,990
    NEVADA REGION TOTAL
      GRAND TOTALS:
        WHOLLY-OWNED
        UNCONSOLIDATED JOINT
          VENTURES

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

(4) Of the total homes subject to pending sales contracts as of December 31, 1997, 310 represent homes completed or under construction and 93 represent homes not yet under construction.

(5) Effective in January 1998, the Company and an outside financial partner formed a joint venture which acquired the Cerro Plata project from the Company.

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

     The Company's homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at Presley's projects was approximately 18% during 1997. The Company believes its cancellation rate compares favorably to that of its competitors.

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

COMPETITION

     The homebuilding industry is highly competitive, particularly in the low and medium-price range where the Company currently concentrates its activities. Although Presley is one of California's largest homebuilders, the Company does not believe it has a significant market position in any geographic area which it serves due to the fragmented nature of the market. Due in significant part to the recent recession and its effect on the housing market, the Company has, since 1990, had to reduce its sales prices and offer greater incentives to buyers in order to effectively compete for sales in several of its markets. During the first quarter of 1998 the market has generally rebounded allowing the Company to selectively increase sales prices and reduce incentives while remaining competitive. A number of Presley's competitors have larger staffs, larger marketing organizations, and substantially greater financial resources than those of Presley. However, the Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise, and its reputation as a low-cost producer of quality homes. Further, the Company sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained.

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

CORPORATE ORGANIZATION AND PERSONNEL

     Each of the Company's operating regions has responsibility for the Company's homebuilding and development operations within the geographical boundaries of that region.

     The Company's seven executive officers at the corporate level average more than 20 years of experience in the homebuilding and development industries. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as financial, personnel and legal matters). Land acquisition and certain other strategic decisions combine centralized management, for financial and strategic control, with decentralized management, for identification of opportunistic purchases and in-depth knowledge of local market conditions.

     As of December 31, 1997, Presley's real estate development and homebuilding operations employed approximately 328 full-time and 30 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, land acquisition, sales and marketing activities.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company's management, none of the uninsured claims involve claims which will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's stockholders during the fourth quarter of 1997.

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

                                                              HIGH    LOW
                                                              ----    ---
1996
  First Quarter.............................................  $1 7/8  $1 1/4
  Second Quarter............................................   1 7/    1 3/
  Third Quarter.............................................   1 3/    1 1/
  Fourth Quarter............................................   1 3/      7
1997
  First Quarter.............................................  $1 1/4  $  7/8
  Second Quarter............................................   1 7/   1
  Third Quarter.............................................   1 15/1   13/
  Fourth Quarter............................................   1 1/1    9/

     As of March 16, 1998, the closing price for the Company's Series A Common Stock as reported on the NYSE was $1 1/16.

     As of March 16, 1998, there were 369 holders of record of the Company's Series A Common Stock.

     The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company's principal financing agreements currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Notes 2 and 6 of "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company have been derived from the Consolidated Financial Statements of the Company and other available information. The summary should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

     As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of "Notes to Consolidated Financial Statements," the consolidated financial statements for 1994, 1995, 1996 and 1997 have been prepared after giving retroactive effect as of January 1, 1994 to a capital restructuring and quasi-reorganization. The restructuring and quasi-reorganization resulted in a reduction of the book value of the Company's real estate assets and liabilities as of January 1, 1994, and as a result, cost of sales and interest expense are lower in 1994, 1995, 1996 and 1997 than they would have been otherwise, affecting comparability of 1994, 1995, 1996 and 1997 results to 1993 and prior years.

                                                                                                JANUARY 1,
                                                  1997        1996        1995        1994       1994(3)        1993
                                                --------    --------    --------    --------    ----------    --------
                                                                (IN THOUSANDS EXCEPT NET INCOME (LOSS)
                                                            PER COMMON SHARE AMOUNTS AND NUMBER OF HOMES)
STATEMENT OF OPERATIONS DATA:
    Sales
      Homes...................................  $307,332    $317,366    $231,204    $262,866                  $261,672
      Lots, land and other....................    22,610       1,631      54,301       7,302                     9,565
                                                --------    --------    --------    --------     --------     --------
         Total sales..........................   329,942     318,997     285,505     270,168                   271,237
    Operating income (loss)(2)................   (84,534)        163     (41,335)     14,318                   (49,397)
    Income (loss) before income taxes and
      extraordinary item......................   (89,894)        152     (41,653)     10,232                   (67,297)
    Credit (provision) for income taxes.......        --          --       1,868      (4,195)                    3,041
    Income (loss) before extraordinary item...   (89,894)        152     (39,785)      6,037                   (64,256)
    Extraordinary item-gain from retirement of
      debt, net of applicable taxes...........        --          --       2,688          --                        --
    Net income (loss).........................   (89,894)        152     (37,097)      6,037                   (64,256)
    Basic and diluted earnings per common
      share(4):
         Before extraordinary item............    $(1.72)        $--      $(0.76)      $0.11                    $(3.47)
         Extraordinary item...................        --          --        0.05          --                        --
                                                --------    --------    --------    --------     --------     --------
         After extraordinary item.............    $(1.72)        $--      $(0.71)      $0.11                    $(3.47)
    Ratio of earnings to fixed charges(1).....          (2)         (2)         (2)         (2)                       (2)
BALANCE SHEET DATA:
    Real estate inventories...................  $255,472    $306,381    $315,535    $382,055     $374,048     $439,548
    Total assets..............................   285,244     331,615     340,933     425,637      419,914      485,414
    Notes payable.............................   254,935     208,524     224,434     272,717      277,198      372,198
    Stockholders' equity (deficit)............    (5,681)     84,213      84,061     121,158      110,890       81,390
OPERATING DATA:
    Number of homes sold......................     1,718       1,804       1,488       1,423                     1,509
    Number of homes closed....................     1,597       1,838       1,425       1,442                     1,475
    Number of homes in escrow at end of
      period..................................       403         282         316         253                       272
    Average sales prices of homes closed......      $192        $173        $162        $182                      $177

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

(2) Earnings were not adequate to cover fixed charges by $25.4 million, $21.1 million, $67.1 million, $13.9 million, and $65.6 million for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively. These deficits, as well as the operating income (loss), include the effect of an impairment loss on real estate assets of $74 million in 1997 and $16.8 million in 1995 and reductions of real estate assets to estimated net realizable value of $9.4 million and $46.6 million in 1995 and 1993, respectively.

(3) The amounts at January 1, 1994 include the effects of the capital restructuring and quasi-reorganization on the consolidated balance sheet as of December 31, 1993 as described in Note 2 of "Notes to Consolidated Financial Statements."

(4) All earnings per share amounts for all periods presented conform to FASB Statement 128. Basic and diluted earnings per share for the four years ended December 31, 1997 are based on 52,195,678 shares of Series A and Series B common stock outstanding. Basic and diluted earnings per share for the year ended December 31, 1993 are based on 18,500,000 shares of common stock outstanding before the capital restructuring and quasi-reorganization described in Footnote (3) above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     GENERAL OVERVIEW. The Company's financial condition as of December 31, 1997 reflects the severe economic conditions encountered in the Company's primary homebuilding markets within California, together with the Company's highly leveraged debt and capital structure. The declining economic conditions began to affect the Company's primary homebuilding markets during 1989 and continued off and on since then. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets, in accordance with generally accepted accounting principles. The loss for the year ended December 31, 1997 includes a non-cash charge of $74 million as a result of the recognition of impairment losses on certain of the Company's real estate assets in accordance with Statement of Financial Accounting Standards No. 121. As a result of the substantial losses realized by the Company since 1992, the Company has a stockholders' deficit of $5.7 million at December 31, 1997.

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, because the Company's Consolidated Tangible Net Worth was less than $60 million as of September 30, 1997, the Company was, effective on December 4, 1997, required to make an offer to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997. The Company acquired Senior Notes with a face amount of $20 million prior to December 4, 1997 and therefore was not required to make said offer.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20.0 million of Senior Notes. At December 31, 1997, the Company's Consolidated Tangible Net Worth was a deficit of $8.9 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20 million of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60 million, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects in California by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships will better enable it to reduce its capital investment and risk in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company would generally receive, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from these joint ventures.

     As of December 31, 1997, the Company had formed four joint ventures in California which had acquired land at a cost of approximately $32 million. The Company contributed approximately $7 million to these joint ventures. In January 1998, the Company formed an additional joint venture in California which acquired land from the Company at the Company's approximate book value of $23.2 million (which also approximated the land's current market value). The Company contributed approximately $5.1 million to this joint venture and the joint venture assumed the Company's non-recourse note payable of $12.5 million relating to the purchase of this property. These projects are currently in the initial development stages and, based upon current estimates of project revenues and costs, all future development and construction costs will be funded by the Company's venture partners.

                             RESULTS OF OPERATIONS

     Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                              AS OF AND FOR YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Number of homes sold........................................  1,718     1,804     1,488
                                                              =====     =====     =====
Number of homes closed......................................  1,597     1,838     1,425
                                                              =====     =====     =====
Backlog of homes sold but not closed at end of period.......    403       282       316
                                                              =====     =====     =====

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of December 31, 1997 was $84.6 million as compared to $52.7 million as of December 31, 1996 and $81.3 million as of September 30, 1997. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 18% during 1997.

     The number of homes closed in the fourth quarter of 1997 was down 20 percent to 411 from 512 in the fourth quarter of 1996. Net new home orders for the quarter ended December 31, 1997 increased 38 percent to 422 units from 306 for the quarter ended December 31, 1996. For the fourth quarter of 1997, net new orders decreased 1 percent to 422 from 419 units in the third quarter of 1997. The backlog of homes sold as of December 31, 1997 was 403, up 43 percent from 282 units as of December 31, 1996, and up 3 percent from 392 units at September 30, 1997. The Company's inventory of completed and unsold homes as of December 31, 1997 decreased to 111 units from 122 units as of December 31, 1996.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the new pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. This was a significant change from the previous accounting standard that required homebuilders to carry real estate assets at the lower of cost or net realizable value. The net loss for the year ended December 31, 1997 included a non-cash charge of $74,000,000 to record impairment losses on certain of the Company's real estate assets. The net loss for the year ended December 31, 1995 included a non-cash charge of $16,811,000 to record impairment losses on certain of the Company's real estate assets.

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

     Prior to the adoption of Statement No. 121, the Company evaluated its real estate inventories to determine if such assets were stated at the lower of cost or estimated net realizable value, as required by the then applicable accounting pronouncements. The evaluations considered the depressed nature of the real estate business in the Company's principal markets, the reduced demand from prospective homebuyers, decreased sales prices, increased sales incentives, future costs of development and holding costs during development. Based on these evaluations, reductions of certain real estate assets to estimated net realizable value amounting to $9,400,000 were recorded during 1995.

     This Annual Report on Form 10-K does not attempt to discuss or describe all of the factors that influence or impact the evaluation of an impairment of or the net realizable value of the Company's real estate assets.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of product available for sale is expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expense during 1997, 1996, and 1995 was approximately $7,812,000, $2,256,000 and $2,226,000, respectively.

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

     COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996. Sales (which represent recorded revenues from closings) for the year ended December 31, 1997 were $329.9 million, an increase of $10.9 million (3.4%), from sales of $319.0 million for the year ended December 31, 1996. Revenue from sales of homes decreased $10.1 million to $307.3 million in 1997 from $317.4 million in 1996. This decrease was due primarily to a decrease in the number of homes closed to 1,597 in 1997 from 1,838 in 1996, partially offset by an increase in the average sales prices of homes to $192,000 in 1997 from $173,000 in 1996 which resulted primarily from increased sales prices, decreased buyer incentives and a change in the mix of product. Revenue from lots, land and other increased $21.0 million to $22.6 million in 1997 from $1.6 million in 1996, primarily as a result of sales of land to be used for commercial purposes, as well as the sale of a golf course formerly owned and operated by the Company.

     Total operating income (loss) decreased from income of $0.2 million in 1996 to a loss of $84.5 million in 1997. The excess of revenue from sales of homes over the related cost of sales decreased by $8.4 million, to $29.0 million in 1997 from $37.4 million in 1996. These decreases were primarily due to a decrease in the number of homes closed as described above and increases in costs such as interest and development. The excess of revenue from sales of lots, land and other over the related cost of sales decreased by $0.9 million to a loss of $1.3 million in 1997 from a loss of $0.4 million in 1996. Impairment losses on real estate assets amounting to $74.0 million were recorded in 1997 as compared to none in 1996. Sales and marketing expenses decreased by $0.6 million (2.6%) to $22.3 million in 1997 from $22.9 million in 1996 primarily as a result of a decrease in sales commissions directly attributable to a decrease in closed units, partially offset by an increase in advertising and other selling expenses in 1997 compared to 1996. General and administrative expenses increased by $2.0 million (14.3%) to $16.0 million in 1997 from $14.0 million in 1996, primarily as the result of additional staffing in expanding operating units in Arizona and Nevada.

     Total interest incurred of $33.0 million during 1997 increased $1.4 million (4.4%) from 1996 as a result of increased interest rates and higher debt levels in 1997. Net interest expense increased to $7.8 million in 1997 from $2.3 million for 1996. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

     Other (income) expense, net increased $0.3 million to a net income of $2.5 million in 1997 from a net income of $2.2 million in 1996 primarily as a result of increased income from design center operations.

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

                       FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in 1997, by joint venture financing from newly formed joint ventures with venture partners that will provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"), a secured revolving lending facility (the "Working Capital Facility") and a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the "CMR Facility").

     The ability of the Company to meet its obligations on the Senior Notes (including the repurchase obligation described in General Overview above) and its other indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to withstand adverse business conditions or to capitalize on business opportunities.

     The Company will in all likelihood be required to refinance the Working Capital Facility and the Senior Notes when they mature, and no assurances can be given that the Company will be successful in that regard.

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

     The Series B Common became convertible into Series A Common on a share-for-share basis at the option of the holder from and after May 20, 1997. On January 30, 1998, the Company issued an aggregate of 2,677,836 shares of its Series A Common Stock as a result of the conversion of a like number of shares of its Series B Common Stock.

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

     As described above in General Overview, Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60,000,000 for any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

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
                                                         ------------
                                                         $200,000,000
                                                         ============

     In April 1995, the Company purchased $10,000,000 principal amount of its outstanding Senior Notes at a cost of $8,465,000, resulting in a net gain of $724,000 after giving effect to related deferred loan costs and income taxes. These Senior Notes were held by the Company in treasury and were resold in November 1997 by the Company to an institutional investor in a private placement. Although it has no definitive program to purchase outstanding Senior Notes, the Company may make such purchases from time to time in the future if management believes such purchases are in the Company's best interest.

     As of December 31, 1997, the outstanding 12 1/2% Senior Notes with a face value of $180,000,000 have an estimated fair value of $172,800,000, based on the Company's repurchase of Senior Notes in late November and early December 1997.

  Working Capital Facility

     The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in the Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at December 31, 1997 was approximately $138,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at December 31, 1997 was $43,000,000.

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

     The Working Capital Facility requires certain minimum cash flow and pre-tax and pre-interest tests. The Working Capital Facility also includes negative covenants which, among other things, place limitations on the payment of cash dividends, merger transactions, transactions with affiliates, the incurrence of additional debt and the acquisition of new land as described in the following paragraph.

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

  CMR Facility

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At December 31, 1997, the revolving line of credit had an outstanding balance of $9,440,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00%. In March 1998, the maturity date of this line was extended to June 16, 1998. Management is currently in discussions with the lender to extend the maturity date of this line for an additional twelve month period to June 16, 1999. Although management believes that current discussions with this lender will result in this longer term extension, no assurances can be given in that regard.

  Seller Financing

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 1997, the Company had outstanding notes payable related to land acquisitions for which seller financing was provided in the amount of $22,495,000, as described below.

     In October 1997, the Company executed a promissory note secured by a deed of trust on land purchased within the Company's Northern California Region in the amount of $12,500,000. Interest on the outstanding balance is 8% per annum and is payable annually. The loan is to be repaid in annual installments of $3,125,000. This note, which is non-recourse to the Company, was assumed in January 1998 by a joint venture which acquired the land from the Company, as described below under "Joint Venture Financing."

     In December 1997, the Company executed a promissory note secured by a deed of trust on land purchased within the Company's San Diego Region in the amount of $4,515,000. Interest on the outstanding balance is 8% per annum. Principal and interest are due and payable thirty days following substantial completion of land improvements by the seller, as defined in the purchase agreement. Substantial completion of the improvements is expected in April 1998. Management currently intends to form of a joint venture with an outside financial partner that would assume or repay this note and provide a substantial portion of the capital for this project. No assurance can be given that management will be successful in forming this joint venture.

     The balance of notes payable from seller financing includes several smaller notes payable to sellers of land purchased within the Company's Arizona, New Mexico and Nevada Regions.

  Joint Venture Financing

     As of December 31, 1997, the Company had formed four joint ventures in California which had acquired land at a cost of approximately $32,000,000. The Company contributed approximately $7,000,000 to these joint ventures and the Company's venture partners contributed approximately $25,000,000 to these joint ventures. In January 1998, the Company formed an additional joint venture in California which acquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value). The Company contributed approximately $5,100,000 million to this joint venture and the Company's venture partners contributed approximately $5,600,000 to this joint venture, and the joint venture assumed the Company's non-recourse note payable of $12,500,000 million relating to the purchase of this property. These projects are currently in the initial development stages and, based upon current estimates of project revenues and costs, all future development and construction costs will be funded by the Company's venture partners.

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

  Cash Flows -- Comparison of Years Ended December 31, 1997 and 1996

     Net cash provided by (used in) operating activities changed from a source of $15.6 million in 1996 to a use of $14.1 million in 1997. The change was primarily due to the incurrence of the net loss in 1997 compared to income in 1996.

     Net cash provided by (used in) investing activities changed from a source of $0.7 million in 1996 to a use of $8.7 million in 1997. The change was due primarily to an increase in investments in joint ventures, an increase in the amount of new notes receivable issued, a decrease in principal payments received on notes receivable and an increase in purchases of property and equipment.

     Net cash provided by (used in) financing activities changed from a use of $15.9 million in 1996 to a source of $22.9 million in 1997. The change was primarily due to a $139.1 million repayment of debt and a $20.0 million retirement of Senior Notes, offset by borrowings on notes payables totaling $172.0 million.

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

  Impact of Year 2000

     The Company has conducted an assessment of its computer systems to ascertain what modifications it will be required to make so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management believes that any such modifications will have minimal effects on its systems and the costs incurred in that connection will not be material.
                            ------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Holders of Series A Common Stock to be held on May 14, 1998.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                              PAGE
                                                              -----
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity (Deficit)...   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

     (2) Financial Statement Schedules:

        Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

     (3) Listing of Exhibits:

  EXHIBIT
  NUMBER
-----------
 3.1    (1)    Certificate of Incorporation of the Company.
 3.3    (1)    Bylaws of the Company.
 4.1    (1)    Specimen certificate of Common Stock.
10.1    (1)    First Amended and Restated Loan Agreement dated as of
               December 18, 1989 among the Company, as Borrower, Security
               Pacific National Bank, First Interstate Bank of California,
               The Bank of California, N.A., California Federal Bank, a
               Federal Savings Bank, and Continental Bank, N.A., as the
               Banks, and Security Pacific National Bank as the Agent (the
               "1989 Revolving Facility").
10.2    (1)    First Amendment to the 1989 Revolving Facility, dated
               February 1, 1991.
10.3    (1)    Letter, dated December 11, 1990, providing for the extension of the 1989 Revolving Facility.
10.4    (1)    Commitment Letter, dated August 19, 1991, among the Banks, the Agent and the Company relating to the amendment and
               extension of the 1989 Revolving Facility.
10.5    (1)    Loan Agreement, dated as of September 27, 1988, between
               Carmel Mountain Ranch, as Borrower, Security Pacific
               National Bank, Bank of America National Trust and Savings
               Association and Bankers Trust Company, as the Banks, and
               Security Pacific National Bank, as the Agent (the "CMR Loan
               Agreement").
10.6    (1)    First Amendment to the CMR Loan Agreement, dated April 3,
               1989.
10.7    (1)    Second Amendment to the CMR Loan Agreement, dated December
               21, 1989.
10.8    (1)    Third Amendment to the CMR Loan Agreement, dated January 1,
               1991.
10.9    (1)    Fourth Amendment to the CMR Loan Agreement, dated March 1,
               1991.
10.10   (1)    Building Loan Agreement, dated November 4, 1988, between
               Horsethief Canyon Partners and First Interstate Bank of
               California (the "HCP Loan Agreement").
10.11   (1)    Note, dated November 4, 1988, in favor of First Interstate
               Bank of California by Horsethief Canyon Partners (the "HCP
               Note").
10.12   (1)    Amendment to the HCP Loan Agreement, dated March 28, 1989.
10.13   (1)    Modification to the HCP Note, dated November 26, 1990.

  EXHIBIT
  NUMBER
-----------
10.14   (1)    Modification to the HCP Note, dated February 27, 1991.
10.15   (1)    Modification to the HCP Note, dated June 18, 1991.
10.16   (1)    Additional Funds Agreement, dated June 18, 1991, between
               Horsethief Canyon Partners and First Interstate Bank of
               California.
10.17   (1)    Office Building Lease, dated June 1, 1989, between Corporate
               Plaza and Associates and the Company.
10.18   (1)    Form of Employment Agreement, dated October 17, 1991,
               between Wade H. Cable and the Company.
10.19   (1)    Form of Employment Agreement, dated October 17, 1991,
               between David M. Siegel and the Company.
10.20   (1)    Form of Employment Agreement, dated October 17, 1991,
               between L.C. Albertson, Jr. and the Company.
10.21   (1)    Form of Employment Agreement, dated October 17, 1991,
               between Peter N. Hellmann and the Company.
10.22   (1)    Form of Employment Agreement, dated October 17, 1991,
               between Gerald P. Nordeman and the Company.
10.23   (1)    Form of Employment Agreement, dated October 17, 1991,
               between Charles W. Reynolds and the Company.
10.24   (1)    Form of Employment Agreement, dated October 17, 1991,
               between Lewis N. Wilmot and the Company.
10.25   (1)    Form of Employment Agreement, dated October 17, 1991,
               between Nancy M. Harlan and the Company.
10.26   (1)    Form of Employment Agreement, dated October 17, 1991,
               between Linda L. Foster and the Company.
10.27   (1)    Form of Indemnity Agreement, dated October 18, 1991, between the Company and Messrs. Lyon and Cable as Directors, and
               dated December 12, 1991 as to the other Directors.
10.28   (1)    Form of Registration Rights Agreement, dated October 7,
               1991, between the Company and William Lyon.
10.29   (1)    Form of Registration Rights Agreement, dated October 7,
               1991, between the Company and each of the existing
               stockholders other than William Lyon.
10.30   (1)    1991 Stock Option Plan.
10.31   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and Wade H. Cable.
10.32   (1)    Secured Promissory Note, dated February 1, 1990, made by
               Wade H. Cable in favor of the Company.
10.33   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and Wade H. Cable and
               Susan M. Cable, Trustees of the Cable Family Trust Est.
               7-11-88.
10.34   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and David M. Siegel.
10.35   (1)    Secured Promissory Note, dated February 1, 1990, made by
               David M. Siegel in favor of the Company.
10.36   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and David M. Siegel
               and Linda A. Siegel, Trustees of the Siegel Family Trust
               U/D/T Est. 6-20-89.

  EXHIBIT
  NUMBER
-----------
10.37   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and L.C. Albertson, Jr.
10.38   (1)    Secured Promissory Note, dated February 1, 1990, made by
               L.C. Albertson, Jr. in favor of the Company.
10.39   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and Lloyd C.
               Albertson, Jr. and Dorothy K. Albertson, Trustees of the
               Lloyd C. Albertson, Jr. Family Trust Est. 6-15-79.
10.40   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and Charles W. Reynolds.
10.41   (1)    Secured Promissory Note, dated February 1, 1990, made by
               Charles W. Reynolds in favor of the Company.
10.42   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and Charles W.
               Reynolds.
10.43   (1)    Note and Pledge Agreement, dated February 1, 1990 between
               the Company and Lewis N. Wilmot.
10.44   (1)    Secured Promissory Note, dated February 1, 1990, made by
               Lewis N. Wilmot in favor of the Company.
10.45   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and Lewis N. Wilmot.
10.46   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and G. Ross Crawford.
10.47   (1)    Secured Promissory Note, dated February 1, 1990, made by G.
               Ross Crawford in favor of the Company.
10.48   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and Gordon Ross
               Crawford and Carol Georgia Crawford, Trustees of The
               Crawford Family Trust Est. 5-26-83.
10.49   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and Alan D. Uman.
10.50   (1)    Secured Promissory Note, dated February 1, 1990, made by
               Alan D. Uman in favor of the Company.
10.51   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and Alan D. Uman.
10.52   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and C. Dean Stewart.
10.53   (1)    Secured Promissory Note, dated February 1, 1990, made by C.
               Dean Stewart in favor of the Company.
10.54   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991, between the Company and C. Dean Stewart.
10.55   (1)    Note and Pledge Agreement, dated February 1, 1990, between the Company and Linda L. Foster.
10.56   (1)    Secured Promissory Note, dated February 1, 1990, made by
               Linda L. Foster in favor of the Company.
10.57   (1)    Form of Amendment to Note and Pledge Agreement, dated
               October 17, 1991,between the Company and Linda L. Foster.

  EXHIBIT
  NUMBER
-----------
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

  EXHIBIT
  NUMBER
-----------
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

  EXHIBIT
  NUMBER
-----------
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

  EXHIBIT
  NUMBER
-----------
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

  EXHIBIT
  NUMBER
-----------
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
               of May 20, 1994, between Alan Uman and the Company.
10.118 (10)    Third Amendment of Fourth Amended and Restated Loan
               Agreement, dated for reference purposes June 30, 1994, by
               and among (i) The Presley Companies, a California
               corporation, as the borrower, (ii) Foothill Capital
               Corporation ("Foothill"), First Plaza Group Trust (Mellon
               Bank, N.A., acting as trustee as directed by General Motors
               Investment Management Corporation), Pearl Street, L.P.,
               International Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that
               certain trust agreement dated as of January 11, 1994), as
               the lenders, and Foothill, as the agent for the lenders.
10.119 (10)    Agreement and Assignment; Mutual Releases, as of August 23,
               1994, by and between Gateway Highlands, a California limited partnership, HSP Inc., a California corporation and The
               Presley Companies, a California corporation.
10.120 (11)    Master Credit Agreement by and between Carmel Mountain
               Ranch, a California general partnership and Bank One,
               Arizona, N.A., a national banking association dated as of
               February 15, 1995.
10.121 (12)    Fifth Amendment to Fourth Amended and Restated Loan
               Agreement, dated for reference purposes June 30, 1995, by
               and among (i) The Presley Companies, a California
               corporation, as the borrower, (ii) Foothill Capital
               Corporation ("Foothill"), First Plaza Group Trust (Mellon
               Bank, N.A., acting as trustee as directed by General Motors
               Investment Management Corporation), Internationale
               Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that
               certain trust agreement dated as of January 11, 1994), as
               the lenders, and (iii) Foothill, as the Agent for the
               Lenders.
10.122 (13)    Commitment Letter and Settlement Agreement dated September
               11, 1995 by and among First Interstate Bank of California,
               Horsethief Canyon Partners, a California general partnership
               ("Borrower"), and The Presley Companies, a California
               corporation, the Borrower's managing general partner.
10.123 (13)    Master Credit Agreement by and between The Presley
               Companies, a California corporation, and Bank One, Arizona,
               NA, a national banking association, dated as of October 10,
               1995.
10.124 (13)    First Amendment to Master Credit Agreement by and between
               Carmel Mountain Ranch, a California general partnership and
               Bank One, Arizona, NA dated as of October 10, 1995.
10.125 (14)    Master Credit Agreement by and between Horsethief Canyon
               Partners, a California general partnership ("Borrower"), and
               Bank One, Arizona, NA, a national banking association
               ("Bank"), dated as of October 4, 1996.
10.126 (14)    Amendment to Master Credit Agreement and Secured Promissory
               Note by and between Presley Homes (formerly known as The
               Presley Companies), a California corporation ("Borrower"), and Bank One, Arizona, NA, a national banking association
               ("Bank"), dated as of October 4, 1996.

  EXHIBIT
  NUMBER
-----------
10.127 (14)    Second Amendment to Master Credit Agreement and Secured
               Promissory Note by and between Carmel Mountain Ranch, a
               California general partnership ("Borrower"), and Bank One,
               Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
10.128 (15)    Notice of Exercise of Option for Extension of Termination
               Date dated as of April 18, 1997 under that certain Fourth
               Amended and Restated Loan Agreement dated as of March 25,
               1994 between The Presley Companies, a California
               corporation, as the borrower, Foothill Capital Corporation,
               Mellon Bank, N.A., as Trustee of First Plaza Group Trust, a
               New York trust, Pearl Street L.P. (c/o Goldman, Sachs &
               Co.), Internationale Nederlanden (U.S.) Capital Corporation,
               and Continental Stock Transfer & Trust Company, as Trustee
               for the Whippoorwill/Presley Obligations Trust -1994, as the
               Lenders, and Foothill Capital Corporation, as the Agent and
               Lead Bank.
10.129 (16)    Sixth Amendment to Fourth Amended and Restated Loan
               Agreement, dated for reference purposes June 30, 1997, by
               and among (i) Presley Homes, formerly The Presley Companies, a California corporation, as the borrower, (ii) Foothill
               Capital Corporation, First Plaza Group Trust (Mellon Bank,
               N.A., acting as trustee as directed by General Motors
               Investment Management Corporation), Internationale
               Nederlanden (U.S.) Capital Corporation, and
               Whippoorwill/Presley Obligations Trust -- 1994 (Continental
               Stock Transfer & Trust Company, as trustee under that
               certain trust agreement dated as of January 11, 1994), as
               the Lenders, and Foothill Capital Corporation, as the Agent
               for the Lenders.
10.130 (17)    Third Amendment to Master Credit Agreement, dated as of
               September 25, 1997, by and between Carmel Mountain Ranch, a
               California general partnership ("Borrower"), and Bank One,
               Arizona, NA, a national banking association ("Bank").
21.1           List of Subsidiaries of the Company.
27             Financial Data Schedule.

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

(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

     (b) Reports on Form 8-K

          DECEMBER 9, 1997. A Report on Form 8-K was filed by the Company in reference to the repurchase and cancelation of $20,000,000 principal amount of 12 1/2% Senior Notes due 2001, as well as the sale of $10,000,000 principal amount of 12 1/2% Senior Notes due 2001 held by the Company in treasury.

          FEBRUARY 6, 1998. A Report on Form 8-K was filed by the Company in reference to the issuance of 2,677,836 shares of its Series A Common Stock as a result of the conversion of a like number of shares of its Series B Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PRESLEY COMPANIES

                                          By:      /s/ DAVID M. SIEGEL
                                            ------------------------------------
                                                      David M. Siegel
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                    WILLIAM LYON                        Chairman of the Board and        March 24, 1998
-----------------------------------------------------   Director
                    William Lyon

                    WADE H. CABLE                       Director, Chief Executive        March 24, 1998
-----------------------------------------------------   Officer and President
                    Wade H. Cable                       (Principal Executive Officer)

                   JAMES E. DALTON                      Director                         March 24, 1998
-----------------------------------------------------
                   James E. Dalton

                  GREGORY P. FLYNN                      Director                         March 24, 1998
-----------------------------------------------------
                  Gregory P. Flynn

                                                        Director                         March 24, 1998
-----------------------------------------------------
                   Charles Froland

                  STEVEN B. SAMPLE                      Director                         March 24, 1998
-----------------------------------------------------
                  Steven B. Sample

                    KAREN SANDLER                       Director                         March 24, 1998
-----------------------------------------------------
                    Karen Sandler

                 MARSHALL E. STEARNS                    Director                         March 24, 1998
-----------------------------------------------------
                 Marshall E. Stearns

                     RAY A. WATT                        Director                         March 24, 1998
-----------------------------------------------------
                     Ray A. Watt

                   DAVID M. SIEGEL                      Senior Vice President, Chief     March 24, 1998
-----------------------------------------------------   Financial Officer and Treasurer
                   David M. Siegel                      (Principal Financial Officer)

                 W. DOUGLASS HARRIS                     Vice President and Corporate     March 24, 1998
-----------------------------------------------------   Controller (Principal
                 W. Douglass Harris                     Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE PRESLEY COMPANIES

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)...  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

REQUIRED SCHEDULES

Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Presley Companies

     We have audited the accompanying consolidated balance sheets of The Presley Companies as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Presley Companies at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          /s/  ERNST & YOUNG LLP

Newport Beach, California
February 18, 1998

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $  4,569   $  4,550
Receivables -- Note 3.......................................     8,652      4,225
Real estate inventories -- Notes 1 and 4....................   255,472    306,381
Investments in and advances to unconsolidated joint
  ventures -- Note 5........................................     7,077         --
Property and equipment, less accumulated depreciation of
  $2,339 and $1,432 at December 31, 1997 and 1996,
  respectively..............................................     3,613      3,047
Deferred loan costs -- Note 1...............................     3,266      4,347
Other assets................................................     2,595      9,065
                                                              --------   --------
                                                              $285,244   $331,615
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable............................................  $ 12,854   $ 18,428
Accrued expenses............................................    23,136     20,450
Notes payable -- Note 6.....................................    74,935     18,524
12 1/2% Senior Notes Due 2001 -- Note 6.....................   180,000    190,000
                                                              --------   --------
                                                               290,925    247,402
                                                              --------   --------

Commitments and contingencies -- Note 10

Stockholders' equity (deficit) -- Notes 2 and 7
  Common stock:
     Series A common stock, par value $.01 per share;
      100,000,000 shares authorized; 17,838,535 issued and
      outstanding at December 31, 1997 and 1996,
      respectively..........................................       178        178
     Series B restricted voting convertible common stock,
      par value $.01 per share; 50,000,000 shares
      authorized; 34,357,143 shares issued and outstanding
      at December 31, 1997 and 1996, respectively...........       344        344
  Additional paid-in capital................................   114,599    114,599
  Accumulated deficit from January 1, 1994..................  (120,802)   (30,908)
                                                              --------   --------
                                                                (5,681)    84,213
                                                              --------   --------
                                                              $285,244   $331,615
                                                              ========   ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
Sales
  Homes.....................................................  $ 307,332   $ 317,366   $ 231,204
  Lots, land and other......................................     22,610       1,631      54,301
                                                              ---------   ---------   ---------
                                                                329,942     318,997     285,505
                                                              ---------   ---------   ---------
Operating costs
  Cost of sales -- homes....................................   (278,299)   (279,988)   (210,808)
  Cost of sales -- lots, land and other.....................    (23,902)     (1,991)    (55,703)
  Impairment loss on real estate assets -- Note 1...........    (74,000)         --     (16,811)
  Reduction of real estate assets to estimated net
     realizable value -- Note 1.............................         --          --      (9,400)
  Sales and marketing.......................................    (22,279)    (22,877)    (21,400)
  General and administrative................................    (15,996)    (13,978)    (12,718)
                                                              ---------   ---------   ---------
                                                               (414,476)   (318,834)   (326,840)
                                                              ---------   ---------   ---------
Operating income (loss).....................................    (84,534)        163     (41,335)
Interest expense, net of amounts capitalized -- Note 6......     (7,812)     (2,256)     (2,226)
Other income (expense), net.................................      2,452       2,245       1,908
                                                              ---------   ---------   ---------
Income (loss) before income taxes and extraordinary item....    (89,894)        152     (41,653)
Credit for income taxes -- Note 8...........................         --          --       1,868
                                                              ---------   ---------   ---------
Income (loss) before extraordinary item.....................    (89,894)        152     (39,785)
Extraordinary item -- gain from retirement of debt, net of
  applicable income taxes of $1,868 -- Note 9...............         --          --       2,688
                                                              ---------   ---------   ---------
Net income (loss)...........................................  $ (89,894)  $     152   $ (37,097)
                                                              =========   =========   =========
Basic and diluted earnings per common share: -- Note 1
  Before extraordinary item.................................  $   (1.72)  $      --   $   (0.76)
  Extraordinary item........................................         --          --        0.05
                                                              ---------   ---------   ---------
  After extraordinary item..................................  $   (1.72)  $      --   $   (0.71)
                                                              =========   =========   =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                   RETAINED
                                                                                   EARNINGS
                                          COMMON STOCK                           (ACCUMULATED
                                ---------------------------------                  DEFICIT
                                   SERIES A          SERIES B       ADDITIONAL      FROM)
                                ---------------   ---------------    PAID-IN      JANUARY 1,
                                SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL         1994        TOTAL
                                ------   ------   ------   ------   ----------   ------------   --------
Balance -- December 31,
  1994........................  17,839    $178    34,357    $344    $ 114,599     $   6,037     $121,158
Net loss......................      --      --        --      --           --       (37,097)     (37,097)
                                ------    ----    ------    ----    ---------     ---------     --------
Balance -- December 31,
  1995........................  17,839     178    34,357     344      114,599       (31,060)      84,061
Net income....................      --      --        --      --           --           152          152
                                ------    ----    ------    ----    ---------     ---------     --------
Balance -- December 31,
  1996........................  17,839     178    34,357     344      114,599       (30,908)      84,213
Net loss......................      --      --        --      --           --       (89,894)     (89,894)
                                ------    ----    ------    ----    ---------     ---------     --------
Balance -- December 31,
  1997........................  17,839    $178    34,357    $344    $ 114,599     $(120,802)    $ (5,681)
                                ======    ====    ======    ====    =========     =========     ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Operating activities
  Net income (loss)........................................  $(89,894)   $    152    $(37,097)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.........................       907         585         463
     Reduction of certain real estate assets to estimated
       net realizable value................................        --          --       9,400
     Impairment loss on real estate assets.................    74,000          --      16,811
     Gain from retirement of debt, before applicable income
       taxes...............................................        --          --      (4,556)
     Provision for uncollectible notes receivable..........        --         145          --
     Net changes in operating assets and liabilities:
       Other receivables...................................    (4,273)       (778)      2,809
       Real estate inventories.............................      (680)     11,409      40,309
       Deferred loan costs.................................     1,081       1,019       1,196
       Other assets........................................     6,470      (3,386)     (2,270)
       Accounts payable....................................    (5,574)      7,877       1,403
       Accrued expenses....................................     3,819      (1,437)       (727)
                                                             --------    --------    --------
  Net cash provided by (used in) operating activities......   (14,144)     15,586      27,741
                                                             --------    --------    --------
Investing activities
  Investment in joint ventures.............................    (7,077)         --          --
  Issuance of notes receivable.............................      (637)         --      (2,175)
  Principal payments on notes receivable...................       483       1,712       2,529
  Purchases of property and equipment......................    (1,473)     (1,055)       (794)
                                                             --------    --------    --------
  Net cash provided by (used in) investing activities......    (8,704)        657        (440)
                                                             --------    --------    --------
Financing activities
  Proceeds from borrowings on notes payable................   171,964     107,891      75,339
  Principal payments on notes payable......................  (139,097)   (123,801)    (94,851)
  Retirement of debt.......................................   (20,000)         --     (24,215)
  Sale of Senior Notes held in treasury....................    10,000          --          --
                                                             --------    --------    --------
  Net cash provided by (used in) financing activities......    22,867     (15,910)    (43,727)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......        19         333     (16,426)
Cash and cash equivalents -- beginning of period...........     4,550       4,217      20,643
                                                             --------    --------    --------
Cash and cash equivalents -- end of period.................  $  4,569    $  4,550    $  4,217
                                                             ========    ========    ========
Supplemental disclosures of cash flow and non-cash
  financing activities
  Cash paid during the period for interest, net of amounts
     capitalized...........................................  $  7,277    $  2,517    $  2,018
                                                             ========    ========    ========
  Issuance of notes payable for land acquisitions..........  $ 22,411    $     --    $     --
                                                             ========    ========    ========

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

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and all majority-owned or controlled subsidiaries and joint ventures. The equity interests of other partners are reflected as minority partners' interest. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. Certain balances on the consolidated balance sheet as of December 31, 1996 have been reclassified to be consistent with the classification presented in the consolidated balance sheet as of December 31, 1997.

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

     Interest incurred under the Working Capital Facility, the Senior Notes and other notes payable, as more fully discussed in Note 6, is generally first capitalized to real estate projects under development. Excess interest charges related to real estate projects not under development are expensed in the period incurred.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the new pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. This was a significant change from the previous accounting standard that required homebuilders to carry real estate assets at the lower of cost or net realizable value. The net loss for the year ended December 31, 1997 included a non-cash charge of $74,000,000 to record impairment losses on certain of the Company's real estate assets. The net loss for the year ended December 31, 1995 included a non-cash charge of $16,811,000 to record impairment losses on certain of the Company's real estate assets.

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and

                             THE PRESLEY COMPANIES
conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

     Prior to the adoption of Statement No. 121, 1995, the Company evaluated its real estate inventories to determine if such assets were stated at the lower of cost or estimated net realizable value, as required by the then applicable accounting pronouncements. The evaluations considered the depressed nature of the real estate business in the Company's principal markets, the reduced demand from prospective homebuyers, decreased sales prices, increased sales incentives, future costs of development and holding costs during development. Based on these evaluations, reductions of certain real estate assets to estimated net realizable value amounting to $9,400,000 were recorded during 1995.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of projects are expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expensed during 1997, 1996 and 1995 was approximately $7,812,000, $2,256,000 and $2,226,000, respectively.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to thirty-five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease.

  Deferred Loan Costs

     Deferred loan costs are amortized over the term of applicable loans using a method which approximates the interest method. Included in deferred loan costs at December 31, 1997 and 1996, net of related amortization, are $2,958,000 and $4,259,000, respectively, of costs associated with the issuance of the Company's Senior Notes.

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

                             THE PRESLEY COMPANIES

California and Arizona. Deposits, included in other assets, are due from municipalities or utility companies and are generally collected from such entities through fees assessed to other developers.

     For those instruments, as defined under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company's financial instruments approximate their fair value at December 31, 1997, except for the 12 1/2% Senior Notes as described in
Note 6.

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

  Basic and Diluted Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement No. 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented conform to Statement No. 128 requirements. Basic and diluted earnings per common share for each of the three years in the period ended December 31, 1997 are based on 52,195,678 shares of Series A and Series B common stock outstanding.

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended December 31, 1997. Accordingly, actual results could differ from those estimates in the near-term.

NOTE 2 -- CAPITAL RESTRUCTURING AND QUASI-REORGANIZATION

     On March 28, 1994 the Company's Board of Directors approved a Plan for Capital Restructuring, which was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 20, 1994.

     In accordance with the Plan for Capital Restructuring, on March 29, 1994 the Company executed a definitive agreement with its lenders to restructure the Company's $340,000,000 revolving line of credit. The Plan was approved at the Company's Annual Meeting held on May 20, 1994 and on that date the lender group under the Company's Revolving Debt Facility (see Note 6) converted $95,000,000 of outstanding debt under the Revolving Facility to equity through the issuance of 43,166,667 shares of a new series of common stock representing initially 70% of the outstanding shares of all series of common stock of the Company. As provided in the agreement with its lenders, when the Company completed its Senior Notes Offering of $200,000,000 on June 29, 1994, as described below, the lending group returned to the Company a total of 8,809,524 shares of the new series of common stock, reducing their aggregate equity interest in the Company to 65% from 70%. In order to implement the Plan for Capital Restructuring, the Company's Certificate of Incorporation was amended to redesignate existing common stock as Series A Common Stock (the "Series A Common"), to establish a second series of common stock which was issued to the lender group (the "Series B Common"),

                             THE PRESLEY COMPANIES
and to increase the number of directors of the Company to nine, of which six are elected by holders of outstanding shares of Series A Common, and the remaining three are elected by the holders of outstanding shares of Series B Common.

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

     As described more fully in Note 6, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200,000,000 of Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The Term Facility was repaid in full and the Working Capital Facility was reduced by $43,000,000 from a portion of the proceeds from the issuance of the Senior Notes.

     The terms of the Working Capital Facility are described more fully in Note
6.

     The Series B Common ranks pari passu with the Series A Common in any liquidation of the Company. The Company may not declare or pay any dividends on the Series A Common unless equal dividends are declared and paid on the Series B Common.

     The Series B Common became convertible into Series A Common on a share-for-share basis at the option of the holder from and after May 20, 1997. On January 30, 1998, the Company issued an aggregate 2,677,836 shares of its Series A Common Stock as a result of the conversion of a like number of shares of its Series B Common Stock.

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

                             THE PRESLEY COMPANIES

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

                             THE PRESLEY COMPANIES

     The effect of the capital restructuring and quasi-reorganization on the consolidated balance sheet as of December 31, 1993 is as follows as of January 1, 1994 (in thousands except number of shares and par value per share):

                                             HISTORICAL
                                              BALANCE                  ADJUSTMENTS                 BALANCE
                                               SHEET       -----------------------------------      SHEET
                                            DECEMBER 31,        DEBT              QUASI-         JANUARY 1,
                                                1993       CONVERSION (A)   REORGANIZATION (B)      1994
                                            ------------   --------------   ------------------   -----------
                                                            (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                   ASSETS
Cash and cash equivalents.................    $ 26,632        $     --          $      --         $ 26,632
Receivables...............................      10,591              --                 --           10,591
Real estate inventories...................     439,548              --            (65,500)         374,048
Property and equipment....................       1,632              --                 --            1,632
Deferred loan costs.......................         835              --                 --              835
Other assets..............................       6,176              --                 --            6,176
                                              --------        --------          ---------         --------
                                              $485,414        $     --          $ (65,500)        $419,914
                                              ========        ========          =========         ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................    $  8,440        $     --          $      --         $  8,440
Accrued expenses..........................      15,190              --                 --           15,190
Notes payable.............................     372,198         (95,000)                --          277,198
Minority partners' interest...............       8,196              --                 --            8,196
                                              --------        --------          ---------         --------
                                               404,024         (95,000)                --          309,024
                                              --------        --------          ---------         --------
Stockholders' equity
  Common stock:
     Common stock, par value $.01 per
       share; 100,000,000 shares
       authorized; 18,500,000 shares
       issued and outstanding (designated
       as Series A common stock at January
       1, 1994)...........................         185              --                 --              185
     Series B restricted voting
       convertible common stock, par value
       $.01 per share; 50,000,000 shares
       authorized; 43,166,667 shares
       issued and outstanding at January
       1, 1994............................          --             432                 --              432
  Additional paid-in capital..............     155,474          94,568           (136,778)         113,264
  Promissory notes related to management
     stock................................      (2,991)             --                 --           (2,991)
  Retained earnings (accumulated
     deficit).............................     (71,278)             --             71,278               --
                                              --------        --------          ---------         --------
                                                81,390          95,000            (65,500)         110,890
                                              --------        --------          ---------         --------
                                              $485,414        $     --          $ (65,500)        $419,914
                                              ========        ========          =========         ========

---------------
(A) To reflect the conversion of $95,000,000 of the Company's Revolving Debt Facility to equity through the issuance of 43,166,667 shares of Series B common stock.

(B) To reflect the readjustment of the Company's accounts to estimated fair values and the elimination of the accumulated deficit against additional paid-in capital as of January 1, 1994.

                             THE PRESLEY COMPANIES

NOTE 3 -- RECEIVABLES

     Receivables consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
First trust deed notes secured by real estate sold, interest
  rates generally ranging from 8.00% to 12.00%..............  $1,165   $  930
Other notes receivable......................................     147      228
                                                              ------   ------
                                                               1,312    1,158
Other receivables -- primarily escrow proceeds..............   7,340    3,067
                                                              ------   ------
                                                              $8,652   $4,225
                                                              ======   ======

     Notes receivable as of December 31, 1997 mature through 2010 approximately as follows (in thousands):

1998........................................................  $  661
1999........................................................      --
2000........................................................     638
2001........................................................      --
2002........................................................      --
Thereafter..................................................      13
                                                              ------
                                                              $1,312
                                                              ======

NOTE 4 -- REAL ESTATE INVENTORIES

     Real estate inventories consist of the following (in thousands):

                                           DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------
                                                                    COMPLETED
                                                  LAND AND     INVENTORY, INCLUDING
                                                CONSTRUCTION      COMPLETED LOTS
                    REGION                      IN PROGRESS       HELD FOR SALE       MODELS     TOTAL
                    ------                      ------------   --------------------   -------   --------
Southern California...........................    $ 34,362           $11,241          $ 2,940   $ 48,543
San Diego.....................................      46,424             1,116            2,740     50,280
Northern California...........................      87,931             5,060            2,529     95,520
Arizona.......................................      21,613             5,227            1,545     28,385
New Mexico....................................       8,766             2,903            1,584     13,253
Nevada........................................      15,392             3,147               --     18,539
Illinois......................................         952                --               --        952
                                                  --------           -------          -------   --------
                                                  $215,440           $28,694          $11,338   $255,472
                                                  ========           =======          =======   ========

                             THE PRESLEY COMPANIES

                                           DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------
                                                                     COMPLETED
                                                   LAND AND     INVENTORY, INCLUDING
                                                 CONSTRUCTION      COMPLETED LOTS
                    REGION                       IN PROGRESS       HELD FOR SALE       MODELS    TOTAL
                    ------                       ------------   --------------------   ------   --------
Southern California............................    $118,953           $15,621          $3,383   $137,957
San Diego......................................      34,931             1,282              --     36,213
Northern California............................      81,945             5,160           3,530     90,635
Arizona........................................      17,533             3,486           1,098     22,117
New Mexico.....................................       7,643               713           1,256      9,612
Nevada.........................................       6,998             1,477             409      8,884
Illinois.......................................         963                --              --        963
                                                   --------           -------          ------   --------
                                                   $268,966           $27,739          $9,676   $306,381
                                                   ========           =======          ======   ========

NOTE 5 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners in four joint ventures involved in the development and sale of residential housing projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of December 31, 1997 is summarized as follows (in thousands):

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
ASSETS
Cash and cash equivalents...................................    $    18
Receivables.................................................        293
Real estate inventories.....................................     32,097
Other assets................................................        750
                                                                -------
                                                                $33,158
                                                                =======
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable............................................    $    86
Accrued expenses............................................        701
Advances from The Presley Companies and subsidiaries........        127
                                                                -------
                                                                    914
                                                                -------
Partners' Capital
  The Presley Companies and subsidiaries....................      6,950
  Others....................................................     25,294
                                                                -------
                                                                 32,244
                                                                -------
                                                                $33,158
                                                                =======

     In January 1998, the Company formed an additional joint venture in California which acquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value). The joint venture assumed the Company's non-recourse note payable of $12,500,000 relating to the purchase of this property.

                             THE PRESLEY COMPANIES

NOTE 6 -- 12 1/2% SENIOR NOTES AND NOTES PAYABLE

     12 1/2% Senior Notes and notes payable consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
12 1/2% Senior Notes due 2001...............................  $180,000    $190,000
                                                              --------    --------
Notes payable:
  Working Capital Facility (Revolving Facility).............    43,000      12,000
  Notes payable:
     Revolving line of credit -- consolidated joint
       venture..............................................     9,440       6,170
     Purchase money notes payable -- land acquisitions......    22,495         354
                                                              --------    --------
                                                                74,935      18,524
                                                              --------    --------
                                                              $254,935    $208,524
                                                              ========    ========

     Interest costs relating to the above notes consist of the following (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Interest incurred..................................  $(32,970)   $(31,571)   $(34,160)
Interest capitalized...............................    25,158      29,315      31,934
                                                     --------    --------    --------
Interest expense...................................  $ (7,812)   $ (2,256)   $ (2,226)
                                                     ========    ========    ========

  Senior Notes

     Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60,000,000 for any two consecutive fiscal quarters and from the proceeds of certain asset sales. Because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1997, the Company was, effective on December 4, 1997, required to make an offer to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997. The Company acquired Senior Notes with a face amount of $20,000,000 prior to December 4, 1997 and therefore was not required to make said offer.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At December 31, 1997, the Company's Consolidated Tangible Net Worth was a deficit of $8,947,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     The Company's obligation to offer to purchase $20,000,000 of Senior Notes each six months restricts its ability to acquire, hold and develop real estate projects. The Company has changed its operating strategy during 1997 to finance certain projects in California by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects.

     The 12 1/2% Senior Notes due 2001 were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its

                             THE PRESLEY COMPANIES
obligations under the Working Capital Facility and other loans. Because the California Presley guarantee is not secured, holders are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

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

     In April 1995, the Company purchased $10,000,000 principal amount of its outstanding Senior Notes at a cost of $8,465,000, resulting in a net gain of $724,000 after giving effect to related deferred loan costs and income taxes. These Senior Notes were held by the Company in treasury and subsequently were resold in November 1997 by the Company to an institutional investor in a private placement. Although it has no definitive program to purchase outstanding Senior Notes, the Company may make such purchases from time to time in the future if management believes such purchases are in the Company's best interest.

     As of December 31, 1997, the outstanding 12 1/2% Senior Notes with a face value of $180,000,000 have an estimated fair value of $172,800,000, based on the Company's repurchase of Senior Notes in late November and early December 1997.

  Working Capital Facility

     The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in the Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at December 31, 1997 was approximately $138,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at December 31, 1997 was $43,000,000.

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

     The Working Capital Facility requires certain minimum cash flow and pre-tax and pre-interest tests. The Working Capital Facility also includes negative covenants which, among other things, place limitations on the payment of cash dividends, merger transactions, transactions with affiliates, the incurrence of additional debt and the acquisition of new land as described in the following paragraph.

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

  Revolving Line of Credit -- Consolidated Joint Venture

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At December 31, 1997, the revolving line of credit had an outstanding balance of $9,440,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00%. In March 1998, the maturity date of this line was extended to June 16, 1998. Management is currently in discussions with the lender to extend the maturity date of this line for an additional twelve month period to June 16, 1999. Although management believes that current discussions with this lender will result in this longer term extension, no assurances can be given in that regard.

  Purchase Money Notes Payable -- Land Acquisitions

     At December 31, 1997, the Company had notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $22,495,000, as described below.

     In October 1997, the Company executed a promissory note secured by a deed of trust on land purchased within the Company's Northern California Region in the amount of $12,500,000. Interest on the outstanding balance is 8% per annum and is payable annually. The loan is to be repaid in annual installments of $3,125,000. This note, which is non-recourse to the Company, was assumed in January 1998 by a joint venture which acquired the land from the Company, as described in Note 5.

     In December 1997, the Company executed a promissory note secured by a deed of trust on land purchased within the Company's San Diego Region in the amount of $4,515,000. Interest on the outstanding balance is 8% per annum. Principal and interest are due and payable thirty days following substantial completion of land improvements by the seller as defined in the purchase agreement. Substantial completion of the improvements is expected in April, 1998.

     The balance of notes payable related to land acquisitions includes several smaller notes payable to sellers of land purchased within the Company's Arizona, New Mexico and Nevada Regions.

                             THE PRESLEY COMPANIES

     The prime rate averaged 8.46%, 8.27% and 8.83% for 1997, 1996 and 1995, respectively, and was 8.50% and 8.25% at December 31, 1997 and 1996, respectively.

NOTE 7 -- STOCK OPTIONS AND INCENTIVE COMPENSATION PLANS

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

     On May 20, 1994, Delaware Presley issued options to purchase a total of 2,035,000 shares of Series A Common Stock at $2.875 per share. The options outstanding at December 31, 1997 vested at various times and became fully vested on May 20, 1997 and expire five years from the date of vesting. In connection with a new incentive compensation plan (as described below), 725,000 stock options outstanding were repriced effective January 1, 1997 from $2.875 to $1.00.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation", issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the Stock Option Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The Company estimated the fair value of the stock options at date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.2%; a dividend yield of 0.0%, a volatility factor for the market price of the Company's common stock of 0.51; and a weighted average expected life of four years for the stock options.

  Incentive Compensation Plan

     Effective on January 1, 1997, the Company's Board of Directors approved a new incentive compensation plan for all of the Company's full-time, salaried employees, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Executives, Managers, Field Construction Supervisors, and certain other employees. Under the terms of this new plan, the CEO and CFO will be eligible to receive bonuses at the discretion of the Compensation Committee of the Board; in addition, the stock options held by the CEO and CFO (totaling 725,000 options) were repriced from $2.875 to $1.00.

     In addition, the 1997 Executive Bonus Plan stipulates annual setting of individual bonus targets, expressed as a percent of each executive's salary, with awards based on performance against goals pertaining to each participant's operating area.

     All awards will be prorated downward if the sum of all calculated awards for the entire Company exceeds 20% of the Company's consolidated pre-tax income before bonuses. Awards will be paid out in three

                             THE PRESLEY COMPANIES
installments, with 50% paid following the determination of bonus awards, 25% paid one year later and 25% paid two years later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

NOTE 8 -- INCOME TAXES

     The following summarizes the credit (provision) for income taxes (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997      1996       1995
                                                         -------    -----    --------
Current
  Federal..............................................    $--       $--     $    --
  State................................................     (6)       (4)         (4)
                                                           ---       ---     -------
                                                            (6)       (4)         (4)
                                                           ---       ---     -------
Deferred
  Federal..............................................     --        --       1,448
  State................................................      6         4         424
                                                           ---       ---     -------
                                                             6         4       1,872
                                                           ---       ---     -------
Credit for income taxes before extraordinary item......     --        --       1,868
Tax provision on extraordinary item....................     --        --      (1,868)
                                                           ---       ---     -------
                                                           $--       $--     $    --
                                                           ===       ===     =======

     Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1997      1996      1995
                                                         --------    ----    --------
Credit (provision) for Federal income taxes at the
  statutory rate.......................................  $ 31,463    $(53)   $ 14,578
(Provision) credit for state income taxes, net of
  Federal income tax benefits..........................     2,583     (20)      2,517
Valuation allowance for deferred tax asset.............   (34,046)            (15,385)
Extraordinary item -- gain from retirement of debt.....        --      --      (1,868)
Other..................................................        --      73         158
                                                         --------    ----    --------
                                                         $     --    $ --    $     --
                                                         ========    ====    ========

                             THE PRESLEY COMPANIES

     Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
Deferred tax assets
  Reserves deducted for financial reporting purposes not
     allowable for tax purposes.............................  $  33,720    $ 13,996
  Compensation deductible for tax purposes when paid........        326         300
  Net operating loss and alternative minimum tax credit
     carryovers.............................................     69,231      61,922
  Valuation allowance.......................................   (104,416)    (70,370)
  State income tax provisions deductible when paid for
     Federal tax purposes...................................     17,281      10,917
  Other.....................................................         67         149
                                                              ---------    --------
                                                                 16,209      16,914
                                                              ---------    --------
Deferred tax liabilities
  Interest capitalized for financial reporting purposes and
     deducted currently for tax purposes....................    (17,154)    (17,134)
  Effect of book/tax differences for joint ventures.........        945         220
                                                              ---------    --------
                                                                (16,209)    (16,914)
                                                              ---------    --------
                                                              $      --    $     --
                                                              =========    ========

     At December 31, 1997 the Company has net operating loss carryforwards for Federal tax purposes of approximately $141,974,000, of which $5,066,000 expires in 2007, $17,542,000 expires in 2008, $27,378,000 expires in 2009, $35,840,000 expires in 2010, $13,668,000 expires in 2011 and $42,480,000 expires in 2012.
Due to the transactions discussed in Note 2, the future benefits associated with the utilization of the net operating loss carryforwards may be substantially limited.

NOTE 9 -- GAIN FROM RETIREMENT OF DEBT

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

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     In some jurisdictions in which the Company develops and constructs property, assessment district bonds are issued by municipalities to finance major infrastructure improvements. As a land owner benefited by these improvements, the Company is responsible for the assessments on its land. When properties are sold, the assessments are either prepaid or the buyers assume the responsibility for the related assessments. Assessment district bonds issued after May 21, 1992 are accounted for under the provisions of 91-10, "Accounting for Special Assessment and Tax Increment Financing Entities' issued by the Emerging Issues Task Force of the Financial Accounting Standards Board on May 21, 1992, and recorded as liabilities in the Company's consolidated balance sheet, if the amounts are fixed and determinable.

     The Company's commitments and contingent liabilities include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company's consolidated financial position.

                             THE PRESLEY COMPANIES

     The Company is a defendant in various lawsuits related to its normal business activities. In the opinion of management, disposition of the various lawsuits will have no material effect on the consolidated financial statements of the Company.

NOTE 11 -- UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands except per common share amounts):

                                                         THREE MONTHS ENDED
                                        ----------------------------------------------------
                                        MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                          1997        1997          1997            1997         TOTAL
                                        ---------   ---------   -------------   ------------   ---------
Sales.................................  $ 67,795    $  97,566     $ 68,349       $  96,232     $ 329,942
Costs and expenses, net...............   (71,369)    (173,020)     (71,549)       (103,898)     (419,836)
                                        --------    ---------     --------       ---------     ---------
Income (loss) before income taxes.....    (3,574)     (75,454)      (3,200)         (7,666)      (89,894)
Credit (provision) for income taxes...        --           --           --              --            --
                                        --------    ---------     --------       ---------     ---------
Net income (loss)(1)..................  $ (3,574)   $ (75,454)    $ (3,200)      $  (7,666)    $ (89,894)
                                        ========    =========     ========       =========     =========
Basic and diluted earnings per common
  share Note 1........................  $  (0.07)   $   (1.45)    $  (0.06)      $   (0.15)    $   (1.72)
                                        ========    =========     ========       =========     =========

                                                         THREE MONTHS ENDED
                                        ----------------------------------------------------
                                        MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                          1996        1996          1996            1996         TOTAL
                                        ---------   ---------   -------------   ------------   ---------
Sales.................................  $ 61,071    $  82,219     $ 79,550       $  96,157     $ 318,997
Costs and expenses, net...............   (63,392)     (81,852)     (78,867)        (94,734)     (318,845)
                                        --------    ---------     --------       ---------     ---------
Income (loss) before income taxes.....    (2,321)         367          683           1,423           152
Credit (provision) for income taxes...        --           --           --              --            --
                                        --------    ---------     --------       ---------     ---------
Net income (loss).....................  $ (2,321)   $     367     $    683       $   1,423     $     152
                                        ========    =========     ========       =========     =========
Basic and diluted earnings per common
  share Note 1........................  $  (0.04)   $    0.01     $   0.01       $    0.03     $      --
                                        ========    =========     ========       =========     =========

                             THE PRESLEY COMPANIES

                                                         THREE MONTHS ENDED
                                        ----------------------------------------------------
                                        MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                          1995        1995          1995            1995         TOTAL
                                        ---------   ---------   -------------   ------------   ---------
Sales.................................  $ 67,920    $ 60,216      $ 65,668       $  91,701     $ 285,505
Costs and expenses, net...............   (73,300)    (73,572)      (68,304)       (111,982)     (327,158)
                                        --------    --------      --------       ---------     ---------
Income (loss) before income taxes and
  extraordinary item..................    (5,380)    (13,356)       (2,636)        (20,281)      (41,653)
Credit (provision) for income taxes...     2,206       2,492         1,365          (4,195)        1,868
                                        --------    --------      --------       ---------     ---------
Income (loss) before extraordinary
  item................................    (3,174)    (10,864)       (1,271)        (24,476)      (39,785)
Extraordinary item -- gain from
  retirement of debt, net of
  applicable taxes --
  Note 9..............................        --         724         1,964              --         2,688
                                        --------    --------      --------       ---------     ---------
Net income (loss)(2)(3)...............  $ (3,174)   $(10,140)     $    693       $ (24,476)    $ (37,097)
                                        ========    ========      ========       =========     =========
Basic and diluted earnings per common
  share Note 1
  Before extraordinary item...........  $  (0.06)   $  (0.21)     $  (0.02)      $   (0.47)    $   (0.76)
Extraordinary item....................        --        0.02          0.03              --          0.05
                                        --------    --------      --------       ---------     ---------
After extraordinary item..............  $  (0.06)   $  (0.19)     $   0.01       $   (0.47)    $   (0.71)
                                        ========    ========      ========       =========     =========

---------------
(1) Results for the three months ended June 30, 1997 were adversely affected by a $74,000,000 reduction of certain real estate assets to their estimated net realizable value as described in Note 1.

(2) Results for the three months ended June 30, 1995 were adversely affected by a $9,400,000 reduction of certain real estate assets to their estimated net realizable value as described in Note 1.

(3) Results for the three months ended December 31, 1995 were adversely affected due to recognition of an impairment loss on real estate assets amounting to $16,811,000 as described in Note 1.

                               INDEX TO EXHIBITS

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
 3.1   (1)   Certificate of Incorporation of the Company.................
 3.3   (1)   Bylaws of the Company.......................................
 4.1   (1)   Specimen certificate of Common Stock........................
10.1   (1)   First Amended and Restated Loan Agreement dated as of
             December 18, 1989 among the Company, as Borrower, Security
             Pacific National Bank, First Interstate Bank of California,
             The Bank of California, N.A., California Federal Bank, a
             Federal Savings Bank, and Continental Bank, N.A., as the
             Banks, and Security Pacific National Bank as the Agent (the
             "1989 Revolving Facility")..................................
10.2   (1)   First Amendment to the 1989 Revolving Facility, dated
             February 1, 1991............................................
10.3   (1)   Letter, dated December 11, 1990, providing for the extension of the 1989 Revolving Facility..............................
10.4   (1)   Commitment Letter, dated August 19, 1991, among the Banks, the Agent and the Company relating to the amendment and
             extension of the 1989 Revolving Facility....................
10.5   (1)   Loan Agreement, dated as of September 27, 1988, between
             Carmel Mountain Ranch, as Borrower, Security Pacific
             National Bank, Bank of America National Trust and Savings
             Association and Bankers Trust Company, as the Banks, and
             Security Pacific National Bank, as the Agent (the "CMR Loan
             Agreement").................................................
10.6   (1)   First Amendment to the CMR Loan Agreement, dated April 3,
             1989........................................................
10.7   (1)   Second Amendment to the CMR Loan Agreement,
             dated December 21, 1989.....................................
10.8   (1)   Third Amendment to the CMR Loan Agreement, dated January 1,
             1991........................................................
10.9   (1)   Fourth Amendment to the CMR Loan Agreement, dated March 1,
             1991........................................................
10.10  (1)   Building Loan Agreement, dated November 4, 1988, between
             Horsethief Canyon Partners and First Interstate Bank of
             California (the "HCP Loan Agreement").......................
10.11  (1)   Note, dated November 4, 1988, in favor of First Interstate
             Bank of California by Horsethief Canyon Partners (the "HCP
             Note")......................................................
10.12  (1)   Amendment to the HCP Loan Agreement, dated March 28, 1989...
10.13  (1)   Modification to the HCP Note, dated November 26, 1990.......
10.14  (1)   Modification to the HCP Note, dated February 27, 1991.......
10.15  (1)   Modification to the HCP Note, dated June 18, 1991...........
10.16  (1)   Additional Funds Agreement, dated June 18, 1991, between
             Horsethief Canyon Partners and First Interstate Bank of
             California..................................................
10.17  (1)   Office Building Lease, dated June 1, 1989, between Corporate
             Plaza and Associates and the Company........................
10.18  (1)   Form of Employment Agreement, dated October 17, 1991,
             between Wade H. Cable and the Company.......................
10.19  (1)   Form of Employment Agreement, dated October 17, 1991,
             between David M. Siegel and the Company.....................
10.20  (1)   Form of Employment Agreement, dated October 17, 1991,
             between L.C. Albertson, Jr. and the Company.................

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.21  (1)   Form of Employment Agreement, dated October 17, 1991,
             between Peter N. Hellmann and the Company...................
10.22  (1)   Form of Employment Agreement, dated October 17, 1991,
             between Gerald P. Nordeman and the Company..................
10.23  (1)   Form of Employment Agreement, dated October 17, 1991,
             between Charles W. Reynolds and the Company.................
10.24  (1)   Form of Employment Agreement, dated October 17, 1991,
             between Lewis N. Wilmot and the Company.....................
10.25  (1)   Form of Employment Agreement, dated October 17, 1991,
             between Nancy M. Harlan and the Company.....................
10.26  (1)   Form of Employment Agreement, dated October 17, 1991,
             between Linda L. Foster and the Company.....................
10.27  (1)   Form of Indemnity Agreement, dated October 18, 1991, between the Company and Messrs. Lyon and Cable as Directors, and
             dated December 12, 1991 as to the other Directors...........
10.28  (1)   Form of Registration Rights Agreement, dated October 7,
             1991, between the Company and William Lyon..................
10.29  (1)   Form of Registration Rights Agreement, dated October 7,
             1991, between the Company and each of the existing
             stockholders other than William Lyon........................
10.30  (1)   1991 Stock Option Plan......................................
10.31  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and Wade H. Cable...............................
10.32  (1)   Secured Promissory Note, dated February 1, 1990, made by
             Wade H. Cable in favor of the Company.......................
10.33  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and Wade H. Cable and
             Susan M. Cable, Trustees of the Cable Family Trust Est.
             7-11-88.....................................................
10.34  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and David M. Siegel.............................
10.35  (1)   Secured Promissory Note, dated February 1, 1990, made by
             David M. Siegel in favor of the Company.....................
10.36  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and David M. Siegel
             and Linda A. Siegel, Trustees of the Siegel Family Trust
             U/D/T Est. 6-20-89..........................................
10.37  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and L.C. Albertson, Jr..........................
10.38  (1)   Secured Promissory Note, dated February 1, 1990, made by
             L.C. Albertson, Jr. in favor of the Company.................
10.39  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and Lloyd C.
             Albertson, Jr. and Dorothy K. Albertson, Trustees of the
             Lloyd C. Albertson, Jr. Family Trust Est. 6-15-79...........
10.40  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and Charles W. Reynolds.........................
10.41  (1)   Secured Promissory Note, dated February 1, 1990, made by
             Charles W. Reynolds in favor of the Company.................
10.42  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and Charles W.
             Reynolds....................................................

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.43  (1)   Note and Pledge Agreement, dated February 1, 1990 between
             the Company and Lewis N. Wilmot.............................
10.44  (1)   Secured Promissory Note, dated February 1, 1990, made by
             Lewis N. Wilmot in favor of the Company.....................
10.45  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and Lewis N. Wilmot...
10.46  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and G. Ross Crawford............................
10.47  (1)   Secured Promissory Note, dated February 1, 1990, made by G.
             Ross Crawford in favor of the Company.......................
10.48  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and Gordon Ross
             Crawford and Carol Georgia Crawford, Trustees of The
             Crawford Family Trust Est. 5-26-83..........................
10.49  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and Alan D. Uman................................
10.50  (1)   Secured Promissory Note, dated February 1, 1990, made by
             Alan D. Uman in favor of the Company........................
10.51  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and Alan D. Uman......
10.52  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and C. Dean Stewart.............................
10.53  (1)   Secured Promissory Note, dated February 1, 1990, made by C.
             Dean Stewart in favor of the Company........................
10.54  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991, between the Company and C. Dean Stewart...
10.55  (1)   Note and Pledge Agreement, dated February 1, 1990, between the Company and Linda L. Foster.............................
10.56  (1)   Secured Promissory Note, dated February 1, 1990, made by
             Linda L. Foster in favor of the Company.....................
10.57  (1)   Form of Amendment to Note and Pledge Agreement, dated
             October 17, 1991,between the Company and Linda L. Foster....
10.58  (2)   Second Amended and Restated Loan Agreement dated as of
             January 31, 1992 between the Company, as Borrower, Security
             Pacific National Bank, First Interstate Bank of California,
             The Bank of California N.A., California Federal Bank, a
             Federal Savings Institution and Continental Bank, N.A., as
             the Banks, and Security Pacific Bank, as the Agent (the
             "Second Amended Loan Agreement")............................
10.59  (2)   Letter Agreement dated January 31, 1992 between Security
             Pacific Bank, individually and as Agent for the Banks, and the Company regarding Section 2.8 of the Second Amended Loan
             Agreement...................................................
10.60  (3)   Agreement for Redemption of Partnership Interest dated
             December 30, 1992 between Carmel Mountain Ranch, a
             California general partnership, The Presley Companies, a
             California corporation, Presley CMR, Inc., a California
             corporation, Home Capital Corporation, a California
             corporation and Humboldt Financial Services Corp., a
             California corporation......................................

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.61  (3)   Letter Waiver dated December 31, 1992 between the Company, as Borrower, Bank of America National Trust and Savings
             Association, Continental Bank, N.A., The Bank of California,
             N.A., First Interstate Bank of California and California
             Federal Bank, a Federal Savings Bank, as the Banks, and Bank
             of America National Trust and Savings Association (as
             successor by merger with Security Pacific National Bank) as
             Agent.......................................................
10.62  (3)   Amended Statement of Partnership of Carmel Mountain Ranch
             dated December 30, 1992.....................................
10.63  (3)   Amendment to Amended and Restated Partnership Agreement of
             Carmel Mountain Ranch dated December 29, 1992...............
10.64  (3)   Commitment Letter Extension Agreement dated January 18, 1993 between Horsethief Canyon Partners, as Borrower and First
             Interstate Bank of California, as Lender....................
10.65  (3)   Fourth Modification of Note Agreement dated January 18, 1993 between Horsethief Canyon Partners, as Borrower and First
             Interstate Bank of California, as Lender....................
10.66  (3)   Fifth Modification Agreement dated January 11, 1993 between
             Carmel Mountain Ranch, as Borrower and Bank of America
             National Trust and Savings Association and The Bank of
             California, N.A., as Lenders................................
10.67  (3)   Conditional Forbearance Agreement dated January 29, 1993
             between the Company, as Borrower, Bank of America National
             Trust and Savings Association, Continental Bank, N.A., The
             Bank of California, N.A., First Interstate Bank of
             California and California Federal Bank, a Federal Savings
             Bank, as the Banks, and Bank of America National Trust and
             Savings Association (as successor by merger with Security
             Pacific National Bank), as Agent (the "Conditional
             Forbearance Agreement").....................................
10.68  (3)   Amendment to Conditional Forbearance Agreement dated March
             26, 1993, effective March 31, 1993, between the Company, as
             Borrower, Bank of America National Trust and Savings
             Association, Continental Bank, N.A., The Bank of California,
             N.A., First Interstate Bank of California and Foothill
             Capital Corporation, as the Banks, and Bank of America
             National Trust and Savings Association (as successor by
             merger with Security Pacific National Bank), as Agent (the
             "Amendment to Conditional Forbearance Agreement")...........
10.69  (3)   Commitment Letter dated March 30, 1993 between the Company, as Borrower, Bank of America National Trust and Savings
             Association, Continental Bank, N.A., The Bank of California,
             N.A., First Interstate Bank of California and Foothill
             Capital Corporation, as the Banks, and Bank of America
             National Trust and Savings Association (as successor by
             merger with Security Pacific National Bank), as Agent (the
             "Commitment Letter")........................................
10.70  (3)   Modification of Commitment Letter Extension Agreement dated
             March 29, 1993 between Horsethief Canyon Partners, as
             Borrower and First Interstate Bank of California, as
             Lender......................................................
10.71  (3)   Fifth Modification of Note Agreement dated March 29, 1993
             between Horsethief Canyon Partners, as Borrower and First
             Interstate Bank of California, as Lender....................
10.72  (3)   Commitment Letter dated March 30, 1993 between Horsethief
             Canyon Partners, as Borrower and First Interstate Bank of
             California, as Lender.......................................

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.73  (4)   Second Amendment to Conditional Forbearance Agreement dated
             April 29, 1993, between the Company, as Borrower, Bank of
             America National Trust and Savings Association, Continental
             Bank, N.A., The Bank of California, N.A., First Interstate
             Bank of California and Foothill Capital Corporation, as the
             Banks, and Bank of America National Trust and Savings
             Association (as successor by merger with Security Pacific
             National Bank), as Agent....................................
10.74  (4)   Amendment to Commitment Letter dated April 29, 1993, between the Company, as Borrower, Bank of America National Trust and
             Savings Association, Continental Bank, N.A., The Bank of
             California, N.A., First Interstate Bank of California and
             Foothill Capital Corporation, as the Banks, and Bank of
             America National Trust and Savings Association (as successor by merger with Security Pacific National Bank), as Agent....
10.75  (4)   Third Amended and Restated Loan Agreement dated as of May 7,
             1993, between the Company, as Borrower, Bank of America
             National Trust and Savings Association, Continental Bank,
             N.A., The Bank of California, N.A. and Foothill Capital
             Corporation, as the Lenders, and Bank of America National
             Trust and Savings Association, as the Agent, and Bank of
             America National Trust and Savings Association, as the Lead
             Bank........................................................
10.76  (4)   Warrant Certificate dated as of May 7, 1993 for Warrants to
             Purchase Common Stock issued to Bank of America Trust and
             Savings Association.........................................
10.77  (4)   Warrant Certificate dated as of May 7, 1993 for Warrants to
             Purchase Common Stock issued to Continental Bank, N.A. .....
10.78  (4)   Warrant Certificate dated as of May 7, 1993 for Warrants to
             Purchase Common Stock issued to The Bank of California,
             N.A. .......................................................
10.79  (4)   Warrant Certificate dated as of May 7, 1993 for Warrants to
             Purchase Common Stock issued to Foothill Capital
             Corporation.................................................
10.80  (5)   Amended and Restated Loan Agreement dated as of June 1, 1993 among Carmel Mountain Ranch, a California general
             partnership, as the Borrower, Bank of America National Trust and Savings Association and The Bank of California, N.A., as
             the Banks and Bank of America National Trust and Savings
             Association, as the Agent, and Bank of America National
             Trust and Savings Association, as the Lead Bank.............
10.81  (5)   Commitment Letter Extension Agreement dated July 29, 1993
             between Horsethief Canyon Partners, a California general
             partnership, as the Borrower, and First Interstate Bank of
             California..................................................
10.82  (6)   Second Amendment, dated as of September 23, 1993, to Third
             Amended and Restated Loan Agreement dated as of May 7, 1993, between The Presley Companies, a California corporation, as the Borrower, Bank of America National Trust and Savings
             Association, Foothill Capital Corporation, Mellon Bank, N.A.
             as Trustee of First Plaza Group Trust, a New York trust, and
             Foothill Capital Corporation (as successors by assignment of the interest of The Bank of California, N.A.) and Pearl
             Street L.P. (c/o Goldman, Sachs & Co.), and Internationale
             Nederlanden (U.S.) Capital Corporation (previously known as
             ING Bank) (as successors by assignment of the interest of
             Continental Bank, N.A.), as the Lenders, and Bank of America
             National Trust and Savings Association, as the Agent and the
             Lead Bank...................................................

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.83  (7)   Third Amendment dated as of December 30, 1993 among The
             Presley Companies, a California corporation (the Borrower), the lending parties to the Third Amended and Restated Loan
             Agreement dated as of May 7, 1993 and Bank of America
             National Trust and Savings Association, as agent and lead
             bank for the lenders thereunder.............................
10.84  (7)   Fourth Amendment dated as of February 2, 1994 among The
             Presley Companies, a California corporation (the Borrower), the lending parties to the Third Amended and Restated Loan
             Agreement dated as of May 7, 1993, and Foothill Capital
             Corporation, as agent for the lenders thereunder............
10.85  (7)   Fourth Amended and Restated Loan Agreement dated as of March
             25, 1994 among The Presley Companies, a California
             corporation (the Borrower), Foothill Capital Corporation
             ("Foothill"), Continental Illinois Commercial Corporation,
             First Plaza Group Trust (Mellon Bank, N.A., acting as
             trustee as directed by General Motors Investment Management
             Corporation), Pearl Street, L.P., International Nederlanden
             (U.S.) Capital Corporation, and Whippoorwill/Presley
             Obligations Trust -- 1994 (Continental Stock Transfer &
             Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994), as the lenders, and Foothill, as the Agent for the Lenders under the Loan Documents.......
10.86  (7)   Agreement to Issue and Purchase Stock as dated for reference purposes the 25th day of March, 1994 by and among The
             Presley Companies, a Delaware corporation, and Foothill
             Capital Corporation, Continental Illinois Commercial
             Corporation, First Plaza Group Trust (Mellon Bank, N.A.,
             acting as trustee as directed by General Motors Investment
             Management Corporation), Pearl Street, L.P., International
             Nederlanden (U.S.) Capital Corporation, and
             Whippoorwill/Presley Obligations Trust -- 1994 (Continental
             Stock Transfer & Trust Company, as trustee under that
             certain trust agreement dated as of January 11, 1994).......
10.87  (8)   First Amendment to the Agreement to Issue and Purchase Stock
             dated as of April 8, 1994 by and among The Presley
             Companies, a Delaware corporation, and Foothill Capital
             Corporation, Continental Illinois Commercial Corporation,
             First Plaza Group Trust (Mellon Bank, N.A., acting as
             trustee as directed by General Motors Investment Management
             Corporation), Pearl Street, L.P., International Nederlanden
             (U.S.) Capital Corporation, and Whippoorwill/ Presley
             Obligations Trust -- 1994 (Continental Stock Transfer &
             Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994)...............................
10.88  (9)   First Amendment to the Fourth Amended and Restated Loan
             Agreement and Second Amendment to the Agreement to Issue and
             Purchase Stock dated as of May 20, 1994 by and among The
             Presley Companies, a Delaware corporation. The Presley
             Companies, a California corporation, and Foothill Capital
             Corporation, individually and as Agent, Continental Illinois
             Commercial Corporation, First Plaza Group Trust (Mellon
             Bank, N.A., acting as trustee as directed by General Motors
             Investment Management Corporation), Pearl Street, L.P.,
             International Nederlanden (U.S.) Capital Corporation, and
             Whippoorwill/Presley Obligations Trust -- 1994 (Continental
             Stock Transfer & Trust Company, as trustee under that
             certain trust agreement dated as of January 11, 1994).......

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.89  (9)   Second Amendment to the Fourth Amended and Restated Loan
             Agreement dated as of May 31, 1994 by and among The Presley
             Companies, a California corporation, Foothill Capital
             Corporation, individually and as agent, First Plaza Group
             Trust (Mellon Bank, N.A., acting as trustee as directed by
             General Motors Investment Management Corporation), Pearl
             Street, L.P., International Nederlanden (U.S.) Capital
             Corporation, and Whippoorwill/ Presley Obligations
             Trust -- 1994 (Continental Stock Transfer & Trust Company,
             as trustee under that certain trust agreement dated as of
             January 11, 1994)...........................................
10.90  (8)   Form of Shareholders' Agreement dated as of May 20, 1994, by and among The Presley Companies, a Delaware corporation,
             each of the holders of shares of the Series B Common Stock and certain holders of shares of the Series A Common
             Stock.......................................................
10.91  (8)   Form of Registration Rights Agreement dated as of May 20,
             1994, by and among The Presley Companies, a Delaware
             corporation and each of the holders of shares of the Series
             B Common Stock..............................................
10.92  (8)   Amended and Restated 1991 Stock Option Plan of The Presley
             Companies, a Delaware corporation...........................
10.93  (9)   Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.......................
10.94  (9)   Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and David M. Siegel.....................
10.95  (9)   Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and L.C. Albertson, Jr..................
10.96  (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and Gerald P. Nordeman..................
10.97  (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and Charles W. Reynolds.................
10.98  (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and Lewis N. Wilmot.....................
10.99  (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and Nancy M. Harlan.....................
10.100 (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and Linda L. Foster.....................
10.101 (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and W. Douglass Harris..................
10.102 (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and C. Dean Stewart.....................
10.103 (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and G. Ross Crawford....................
10.104 (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and Alan Uman...........................
10.105 (9)   Form of Stock Option Agreement, dated as of May 20, 1994,
             between the Company and William Lyon........................
10.106 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Wade H. Cable and the Company......

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.107 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between David M. Siegel and the Company....
10.108 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between L.C. Albertson, Jr. and the
             Company.....................................................
10.109 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Gerald P. Nordeman and the
             Company.....................................................
10.110 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Charles W. Reynolds and the
             Company.....................................................
10.111 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Lewis N. Wilmot and the Company....
10.112 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Nancy M. Harlan and the Company....
10.113 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Linda L. Foster and the Company....
10.114 (9)   Form of Employment Agreement, dated as of May 20, 1994,
             between W. Douglass Harris and the Company..................
10.115 (9)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between C. Dean Stewart and the Company....
10.116 (8)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between G. Ross Crawford and the Company...
10.117 (8)   Form of Amended and Restated Employment Agreement, dated as of May 20, 1994, between Alan Uman and the Company..........
10.118 (10)  Third Amendment of Fourth Amended and Restated Loan
             Agreement, dated for reference purposes June 30, 1994, by
             and among (i) The Presley Companies, a California
             corporation, as the borrower, (ii) Foothill Capital
             Corporation ("Foothill"), First Plaza Group Trust (Mellon
             Bank, N.A., acting as trustee as directed by General Motors
             Investment Management Corporation), Pearl Street, L.P.,
             International Nederlanden (U.S.) Capital Corporation, and
             Whippoorwill/Presley Obligations Trust -- 1994 (Continental
             Stock Transfer & Trust Company, as trustee under that
             certain trust agreement dated as of January 11, 1994), as
             the lenders, and Foothill, as the agent for the lenders.....
10.119 (10)  Agreement and Assignment; Mutual Releases, as of August 23,
             1994, by and between Gateway Highlands, a California limited partnership, HSP Inc., a California corporation and The
             Presley Companies, a California corporation.................
10.120 (11)  Master Credit Agreement by and between Carmel Mountain
             Ranch, a California general partnership and Bank One,
             Arizona, N.A., a national banking association dated as of
             February 15, 1995...........................................
10.121 (12)  Fifth Amendment to Fourth Amended and Restated Loan
             Agreement, dated for reference purposes June 30, 1995, by
             and among (i) The Presley Companies, a California
             corporation, as the borrower, (ii) Foothill Capital
             Corporation ("Foothill"), First Plaza Group Trust (Mellon
             Bank, N.A., acting as trustee as directed by General Motors
             Investment Management Corporation), Internationale
             Nederlanden (U.S.) Capital Corporation, and
             Whippoorwill/Presley Obligations Trust -- 1994 (Continental
             Stock Transfer & Trust Company, as trustee under that
             certain trust agreement dated as of January 11, 1994), as
             the lenders, and (iii) Foothill, as the Agent for the
             Lenders.....................................................

                                                                             SEQUENTIALLY
 EXHIBIT                                                                       NUMBERED
  NUMBER                             DESCRIPTION                                 PAGE
----------                           -----------                             ------------
10.122 (13)  Commitment Letter and Settlement Agreement dated September
             11, 1995 by and among First Interstate Bank of California,
             Horsethief Canyon Partners, a California general partnership
             ("Borrower"), and The Presley Companies, a California
             corporation, the Borrower's managing general partner........
10.123 (13)  Master Credit Agreement by and between The Presley
             Companies, a California corporation, and Bank One, Arizona,
             NA, a national banking association, dated as of October 10,
             1995........................................................
10.124 (13)  First Amendment to Master Credit Agreement by and between
             Carmel Mountain Ranch, a California general partnership and
             Bank One, Arizona, NA dated as of October 10, 1995..........
10.125 (14)  Master Credit Agreement by and between Horsethief Canyon
             Partners, a California general partnership ("Borrower"), and
             Bank One, Arizona, NA, a national banking association
             ("Bank"), dated as of October 4, 1996.......................
10.126 (14)  Amendment to Master Credit Agreement and Secured Promissory
             Note by and between Presley Homes (formerly known as The
             Presley Companies), a California corporation ("Borrower"), and Bank One, Arizona, NA, a national banking association
             ("Bank"), dated as of October 4, 1996.......................
10.127 (14)  Second Amendment to Master Credit Agreement and Secured
             Promissory Note by and between Carmel Mountain Ranch, a
             California general partnership ("Borrower"), and Bank One,
             Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.......................................
10.128 (15)  Notice of Exercise of Option for Extension of Termination
             Date dated as of April 18, 1997 under that certain Fourth
             Amended and Restated Loan Agreement dated as of March 25,
             1994 between The Presley Companies, a California
             corporation, as the borrower, Foothill Capital Corporation,
             Mellon Bank, N.A., as Trustee of First Plaza Group Trust, a
             New York trust, Pearl Street L.P. (c/o Goldman, Sachs &
             Co.), Internationale Nederlanden (U.S.) Capital Corporation,
             and Continental Stock Transfer & Trust Company, as Trustee
             for the Whippoorwill/Presley Obligations Trust -- 1994, as
             the Lenders, and Foothill Capital Corporation, as the Agent
             and Lead Bank...............................................
10.129 (16)  Sixth Amendment to Fourth Amended and Restated Loan
             Agreement, dated for reference purposes June 30, 1997, by
             and among (i) Presley Homes, formerly The Presley Companies, a California corporation, as the borrower, (ii) Foothill
             Capital Corporation, First Plaza Group Trust (Mellon Bank,
             N.A., acting as trustee as directed by General Motors
             Investment Management Corporation), Internationale
             Nederlanden (U.S.) Capital Corporation, and
             Whippoorwill/Presley Obligations Trust -- 1994 (Continental
             Stock Transfer & Trust Company, as trustee under that
             certain trust agreement dated as of January 11, 1994), as
             the Lenders, and Foothill Capital Corporation, as the Agent
             for the Lenders.............................................
10.130 (17)  Third Amendment to Master Credit Agreement, dated as of
             September 25, 1997, by and between Carmel Mountain Ranch, a
             California general partnership ("Borrower"), and Bank One,
             Arizona, NA, a national banking association ("Bank")........
21.1         List of Subsidiaries of the Company.........................
27           Financial Data Schedule.....................................

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

(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(16) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.