Form 10-Q
period 1998-03-31
PRESLEY COMPANIES /DE
filed 1998-05-15
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   ------------------------------------------

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 (949) 640-6400
              (Registrant's telephone number, including area code)

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

            YES    X                                          NO
                 -----                                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
    Class of Common Stock                                        March 31, 1998
    ---------------------                                        --------------
    Series A, par value $.01                                       20,516,371
    Series B, restricted voting convertible, par value $.01        31,679,307

--------------------------------------------------------------------------------

                                     THE PRESLEY COMPANIES

                                             INDEX


                                                                                      Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
              Consolidated Balance Sheets - March 31, 1998 and
                  December 31, 1997.......................................................3

              Consolidated Statements of Operations - Three Months Ended
                  March 31, 1998 and 1997.................................................4

              Consolidated Statement of Stockholders' Equity (Deficit) - Three Months
                  Ended March 31, 1998....................................................5

              Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 1998 and 1997.................................................6

              Notes to Consolidated Financial Statements..................................7

Item 2.  Management's Discussion and Analysis of  Financial Condition
                  and Results of Operations..............................................11


PART II.  OTHER INFORMATION..............................................................20

SIGNATURES...............................................................................21

                              THE PRESLEY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
         (in thousands except number of shares and par value per share)
                                    (Note 2)

                                                               March 31,      December 31,
                                                                  1998            1997
                                                               ---------       ---------
                                                              (unaudited)
                                     ASSETS
Cash and cash equivalents                                      $   2,173       $   4,569
Receivables                                                        8,259           8,652
Real estate inventories                                          233,485         255,472
Investments in and advances to unconsolidated
   joint ventures - Note 3                                        12,575           7,077
Property and equipment, less accumulated
  depreciation of $2,653 and $2,339 at March 31, 1998
  and December 31, 1997, respectively                              3,392           3,613
Deferred loan costs                                                2,853           3,266
Other assets                                                       2,282           2,595
                                                               ---------       ---------
                                                               $ 265,019       $ 285,244
                                                               =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                               $  15,123       $  12,854
Accrued expenses                                                  17,565          23,136
Notes payable                                                     61,210          74,935
12 1/2% Senior Notes due 2001 - Note 2                           180,000         180,000
                                                               ---------       ---------
                                                                 273,898         290,925
                                                               ---------       ---------
Stockholders' equity (deficit)
  Common stock:
     Series A common stock, par value $.01 per share;
        100,000,000 shares authorized; 20,516,371 issued
        and outstanding at March 31, 1998 and 17,838,535
        issued and outstanding at December 31, 1997,
        respectively                                                 205             178

     Series B restricted voting convertible common stock,
        par value $.01 per share; 50,000,000 shares
        authorized; 31,679,307 shares issued and
        outstanding at March 31, 1998 and 34,357,143
        issued and outstanding at December 31, 1997,
        respectively                                                 317             344

  Additional paid-in capital                                     114,599         114,599

  Accumulated deficit from January 1, 1994 - Note 1             (124,000)       (120,802)
                                                               ---------       ---------
                                                                  (8,879)         (5,681)
                                                               ---------       ---------
                                                               $ 265,019       $ 285,244
                                                               =========       =========

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per common share amounts)
                                   (unaudited)
                                    (Note 2)

                                                            Three Months Ended
                                                                 March 31,
                                                            1998           1997
                                                          --------       --------
Sales
  Homes                                                   $ 64,391       $ 67,157
  Lots, land and other                                       2,087            638
                                                          --------       --------
                                                            66,478         67,795
                                                          --------       --------
Operating costs
   Cost of sales - homes                                   (56,750)       (60,678)
   Cost of sales - lots, land and other                     (1,901)          (647)
   Sales and marketing                                      (5,087)        (5,507)
   General and administrative                               (3,681)        (3,932)
                                                          --------       --------
                                                           (67,419)       (70,764)
                                                          --------       --------

Operating loss                                                (941)        (2,969)

Loss from unconsolidated joint ventures                        (26)            --

Interest expense, net of amounts capitalized                (2,631)        (1,201)

Other income, net                                              400            596
                                                          --------       --------

Net loss                                                  $ (3,198)      $ (3,574)
                                                          ========       ========

Basic and diluted earnings per common share - Note 1      $  (0.06)      $  (0.07)
                                                          ========       ========

                              THE PRESLEY COMPANIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        THREE MONTHS ENDED MARCH 31, 1998
                                 (in thousands)
                                   (unaudited)
                                    (Note 2)

                                                      Common Stock
                                     ----------------------------------------------                    Accumulated
                                          Series A                    Series B           Additional    Deficit from
                                     ------------------          ------------------       Paid-In      January 1,
                                     Shares      Amount          Shares      Amount       Capital          1994            Total
                                     ------      ------          ------      ------       -------          ----            -----
Balance - December 31, 1997          17,839    $     178         34,357    $     344     $ 114,599      $(120,802)      $  (5,681)

Net loss                                 --           --             --           --            --         (3,198)         (3,198)

Conversion of Series B Common
   Stock - Note 4                     2,678           27         (2,678)         (27)           --             --              --
                                     ------    ---------      ---------    ---------     ---------      ---------       ---------

Balance - March 31, 1998             20,517    $     205         31,679    $     317     $ 114,599      $(124,000)      $  (8,879)
                                     ======    =========      =========    =========     =========      =========       =========

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                    (Note 2)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                  1998          1997
                                                                                  ----          ----
OPERATING ACTIVITIES
  Net loss                                                                     $ (3,198)    $ (3,574)
  Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                               313          154
        Net changes in operating assets and liabilities:
           Other receivables                                                       (109)        (500)
           Real estate inventories                                                7,720      (16,798)
           Deferred loan costs                                                      413          325
           Other assets                                                             313        3,418
           Accounts payable                                                       2,269           (8)
           Accrued expenses                                                      (5,249)      (5,829)
                                                                               --------     --------

   Net cash provided by (used in) operating activities                            2,472      (22,812)
                                                                               --------     --------

INVESTING ACTIVITIES
  Investment in unconsolidated joint ventures                                    (5,498)          --
  Principal payments on notes receivable                                            502          400
  Property and equipment, net                                                       (92)        (149)
                                                                               --------     --------

  Net cash provided by (used in) investing activities                            (5,088)         251
                                                                               --------     --------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                       28,300       45,259
  Principal payments on notes payable                                           (28,080)     (24,022)
                                                                               --------     --------

  Net cash provided by financing activities                                         220       21,237
                                                                               --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (2,396)      (1,324)

CASH AND CASH EQUIVALENTS - beginning of period                                   4,569        4,550
                                                                               ========     ========

CASH AND CASH EQUIVALENTS - end of period                                      $  2,173     $  3,226
                                                                               ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized         $  7,767     $  6,554
                                                                               ========     ========
  Issuance of notes payable for land acquisitions                              $  2,748     $     --
                                                                               ========     ========
  Assumption or repayment of notes payable by unconsolidated joint ventures    $ 17,015     $     --
                                                                               ========     ========

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 1998 and December 31, 1997 and revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates in the near-term.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement No. 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented conform to Statement No. 128 requirements. Basic and diluted earnings per common share for the three months ended March 31, 1998 and 1997 are based on 52,195,678 of Series A and Series B common stock outstanding.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 2 - COMPANY ENGAGES FINANCIAL ADVISOR

The Company announced on May 5, 1998 that it had engaged SBC Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. The Company's actions are a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,900,000 loss for the year ended December 31, 1997, includes a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,700,000 at December 31, 1997 and $8,900,000 as of March 31, 1998.

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

Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At March 31, 1998 the Company's Consolidated Tangible Net Worth was a deficit of $11,732,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to withstand adverse business conditions or to capitalize on business opportunities.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 3 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The Company and certain of its subsidiaries are general partners in six joint ventures involved in the development and sale of residential housing projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of March 31, 1998 and December 31, 1997 is summarized as follows (in thousands):

                                                          March 31,   December 31,
                                                            1998         1997
                                                            ----         ----
                                                        (unaudited)
                                     ASSETS
 Cash and cash equivalents                                 $   419      $    18
 Receivables                                                   261          293
 Real estate inventories                                    78,755       32,097
 Other assets                                                   --          750
                                                           -------      -------
                                                           $79,435      $33,158
                                                           =======      =======

                       LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                          $   845      $    86
 Accrued expenses                                              685          701
 Notes payable                                              12,500           --
 Advances from The Presley Companies and subsidiaries           51          127
                                                           -------      -------
                                                            14,081          914
                                                           -------      -------

 Partners' capital
   The Presley Companies and subsidiaries                   12,524        6,950
   Others                                                   52,830       25,294
                                                           -------      -------
                                                            65,354       32,244
                                                           -------      -------
                                                           $79,435      $33,158
                                                           =======      =======

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 4 - CONVERSION OF SERIES B COMMON STOCK

The Company's Series B Common Stock became convertible into the Company's Series A Common Stock on a share-for-share basis at the option of the holder from and after May 20, 1997. On January 30, 1998, the Company issued an aggregate 2,677,836 shares of its Series A Common Stock as a result of the conversion of a like number of shares of its Series B Common Stock.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 1997.


GENERAL OVERVIEW

The Company announced on May 5, 1998 that it had engaged SBC Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. The Company's actions are a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,900,000 loss for the year ended December 31, 1997, includes a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,700,000 at December 31, 1997 and $8,900,000 as of March 31, 1998.

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

Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At March 31, 1998 the Company's Consolidated Tangible Net Worth was a deficit of $11,732,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. At this time, the Company's degree of leverage may limit its ability to withstand adverse business conditions or to capitalize on business opportunities.

Because of the Company's obligation to offer to purchase $20,000,000 of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60,000,000, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects in California by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships will better enable it to reduce its capital investment and risk in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company would generally receive, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from these joint ventures.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                              RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                              As of and for
                                                             the Three Months
                                                             Ended March 31,
                                                             1998       1997
                                                             ----       ----
    Number of homes sold                                      539        449
                                                             ====       ====

    Number of homes closed                                    337        362
                                                             ====       ====

    Backlog of homes sold but not closed at end of period     605        369
                                                             ====       ====


Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of March 31, 1998 was $140,004,000, as compared to $73,360,000 as of March 31, 1997 and $84,600,000 as
of December 31, 1997. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 18% during 1997 and approximately 17% during the first three months of 1998.

The number of homes closed in the first quarter of 1998 was down 7 percent to 337 from 362 in the first quarter of 1997. Net new home orders for the quarter ended March 31, 1998 increased 20 percent to 539 units from 449 a year ago. For the first quarter of 1998, net new orders increased 28 percent to 539 from 422 units in the fourth quarter of 1997. The backlog of homes sold as of March 31, 1998 was 605, up 64 percent from 369 units a year earlier, and up 50 percent from 403 units at December 31, 1997. The Company's inventory of completed and unsold homes as of March 31, 1998 has decreased by 11 percent to 99 units from 111 units as of December 31, 1997.

The decline in closings for the first quarter of 1998 as compared with the first quarter of 1997 is primarily the result of the completion or near completion of certain of the Company's older master-planned communities in California and past delays in completion of new land acquisitions, which resulted in less product available for sale, as well as construction delays in certain projects. The improvement in net new homes orders and backlog for the first quarter of 1998 as compared with the first quarter of 1997 is primarily the result of improved market conditions in substantially all of the Company's markets and additional sales locations as a result of new land acquisitions. At March 31, 1998, the Company had 44 sales locations as compared to 41 sales locations at March 31, 1997.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


In general, housing demand is adversely affected by increases in interest and housing costs. Interest rates, the length of time that assets remain in inventory, and the proportion of inventory that is financed affect the Company's interest cost. If the Company is unable to raise sales prices sufficiently to compensate for higher costs or if mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's sales, gross margins and net results may be adversely impacted. To a limited extent, the Company hedges against increases in interest costs by acquiring interest rate protection that locks in or caps interest rates for limited periods of time for mortgage financing for prospective homebuyers.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997.

Sales (which represent recorded revenues from closings) for the three months ended March 31, 1998 were $66.5 million, a decrease of $1.3 million (1.9%) from sales of $67.8 million for the three months ended March 31, 1997. Revenue from sales of homes decreased $2.8 million to $64.4 million in the 1998 period from $67.2 million in the 1997 period. This decrease was due primarily to a decrease in the number of units closed, partially offset by an increase in the average sales prices of homes to $191,000 in the 1998 period from $186,000 in the 1997 period, which resulted primarily from increased sales prices, decreased buyer incentives and a change in the mix of product. Revenue from lots, land and other increased $1.5 million to $2.1 million in the 1998 period from $0.6 million in the 1997 period.

Total operating loss changed from $3.0 million in the 1997 period to $0.9 million in the 1998 period. The excess of revenue from sales of homes over the related cost of sales increased by $1.1 million, to $7.6 million in the 1998 period from $6.5 million in the 1997 period. This increase was primarily due to an increase in the average sales prices of homes, offset by a decrease in the number of units closed. Sales and marketing expenses decreased by $0.4 million to $5.1 million in the 1998 period from $5.5 million in the 1997 period primarily as a result of decreased direct sales expenses related to the decreased sales volume. General and administrative expenses decreased by $0.2 million to $3.7 million in the 1998 period from $3.9 million in the 1997 period.

Total interest incurred increased $0.5 million (6.2%) from $8.1 million in the 1997 period to $8.6 million in the 1998 period as a result of an increase in the amount of outstanding debt. Net interest expense increased to $2.6 million in the 1998 period from $1.2 million for the 1997 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

Other income, net decreased to $0.4 million in the 1998 period from $0.6 million in the 1997 period primarily as a result of decreased income from recreational facilities, and design center operations, partially offset by increased income from mortgage operations.

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

The ability of the Company to meet its obligations on the Senior Notes (including the repurchase obligation described in General Overiew above) and its other indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to withstand adverse business conditions or to capitalize on business opportunities.

The Company will in all likelihood be required to refinance the Working Capital Facility and the Senior Notes when they mature, and no assurances can be given that the Company will be successful in that regard.


SENIOR NOTES

The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200,000,000 of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The following discussion of the Senior Notes should be read in conjunction with the Registration Statement as filed with the Securities and Exchange Commission.

The 12 1/2% Senior Notes due 2001 (the "Senior Notes") were offered by The Presley Companies, a Delaware corporation ("Delaware Presley" or the "Company"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly-owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the California Presley guarantee is not secured, holders are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company". Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995. Except as set forth in the Indenture Agreement (the "Indenture"), the Senior Notes are not redeemable by Presley prior to July 1, 1998. Thereafter, the Senior Notes will be redeemable at the option of Delaware Presley, in whole or in part, at the redemption prices set forth in the Indenture.

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

As described above in General Overview, Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60 million for any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

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


WORKING CAPITAL FACILITY

The collateral for the loans provided by the Working Capital Facility includes substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at March 31, 1998 was approximately $153,000,000; however, the maximum loan under the Working Capital Facility is limited to $72,000,000. The principal outstanding under the Working Capital Facility at March 31, 1998 was $46,000,000.

The Working Capital Facility had a termination date of May 20, 1997, with two one-year extensions at the Company's option. On April 18, 1997, the Company exercised its option to extend the termination date of the Working Capital Facility for one period of twelve months from May 20, 1997 to May 20, 1998. Upon the extension of the termination date, the Company paid an extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below). Effective on May 8, 1998, the Company and the lenders under the Working Capital Facility (1) agreed to a 45-day extension of the Working Capital Facility from May 20, 1998 to Monday, July 6, 1998 and (2) agreed that the Company will have the option, on or before Thursday, July 2, 1998, to extend the termination date to May 20, 1999. If the Company elects to exercise this option in the future, an additional extension fee of 1% of the Working Capital Facility commitment amount (in addition to the loan fee described below) would be incurred.

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


CMR FACILITY

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At March 31, 1998, the revolving line of credit had an outstanding balance of $8,372,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00%. In March 1998, the maturity date of this line was extended to June 16, 1998. Management is currently in discussions with the lender to extend the maturity date of this line for an additional twelve month period to June 16, 1999. Although management believes that current discussions with this lender will result in this longer term extension, no assurances can be given in that regard.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


SELLER FINANCING

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At March 31, 1998, the Company had outstanding notes payable related to land acquisitions for which seller financing was provided in the amount of $6,838,000.


JOINT VENTURE FINANCING

As of March 31, 1998, the Company had formed six joint ventures in California. The Company contributed approximately $12,524,000 to these joint ventures and the Company's venture partners contributed approximately $52,830,000 to these joint ventures. In January 1998, one of these joint ventures aquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value) and assumed the Company's non-recourse note payable of $12,500,000 relating to the purchase of land acquired from the Company. In March 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $6,300,000 (which also approximated the land's current market value) and repaid the Company's non-recourse note payable of $4,515,000 related to the purchase of this property. These projects are currently in the initial development stages and, based upon current estimates of project revenues and costs, all future development and construction costs will be funded by the Company's venture partners.


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


CASH FLOWS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

Net cash provided by (used in) operating activities changed from a use of $22.8 million in the 1997 period to a source of $2.5 million in the 1998 period. This change was primarily as a result of decreased land acquisition and construction activity.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Net cash provided by (used in) investing activities changed from a source of $0.3 million in the 1997 period to a use of $5.0 million in the 1998 period primarily as a result of investments in unconsolidated joint ventures.

Net cash provided by financing activities changed from a source of $21.2 million in the 1997 period to a source of $0.2 million in the 1998 period as a result of a decrease in net borrowings activity.


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

                    27       Financial Data Schedule


           (B)  REPORTS ON FORM 8-K.

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



Date: May 14, 1998                   By:   /s/  David M. Siegel
                                         ---------------------------------------
                                         DAVID M. SIEGEL
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                         Financial Officer)



Date: May 14, 1998                   By:   /s/  W. Douglass Harris
                                         ---------------------------------------
                                         W. DOUGLASS HARRIS
                                         Vice President, Corporate Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number              Description
-------             -----------

 27                 Financial Data Schedule