Form 10-Q
period 1998-06-30
PRESLEY COMPANIES /DE
filed 1998-08-13
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   ------------------------------------------

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

               YES  [X]                                  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
    Class of Common Stock                                        June 30, 1998
    ---------------------                                        -------------
    Series A, par value $.01                                       34,792,732
    Series B, restricted voting convertible, par value $.01        17,402,946

                              THE PRESLEY COMPANIES

                                      INDEX


                                                                                      Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
              Consolidated Balance Sheets - June 30, 1998 and
                  December 31, 1997.......................................................3

              Consolidated Statements of Operations - Three and Six Months Ended
                  June 30, 1998 and 1997..................................................4

              Consolidated Statement of Stockholders' Equity (Deficit) - Six Months
                  Ended June 30, 1998.....................................................5

              Consolidated Statements of Cash Flows - Six Months Ended
                  June 30, 1998 and 1997..................................................6

              Notes to Consolidated Financial Statements..................................7

Item 2.  Management's Discussion and Analysis of  Financial Condition
                  and Results of Operations..............................................12


PART II.  OTHER INFORMATION..............................................................22

SIGNATURES...............................................................................23

                                     THE PRESLEY COMPANIES

                                  CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                           (NOTE 2)

                                                                                     June 30,     December 31,
                                                                                       1998           1997
                                                                                    ---------       ---------
                                                                                    (unaudited)
                                     ASSETS
Cash and cash equivalents                                                           $   9,342       $   4,569
Receivables                                                                            11,078           8,652
Real estate inventories                                                               196,555         255,472
Investments in and advances to unconsolidated
   joint ventures - Note 3                                                             22,440           7,077
Property and equipment, less accumulated
  depreciation of $2,939 and $2,339 at June 30, 1998
  and December 31, 1997, respectively                                                   3,131           3,613
Deferred loan costs                                                                     2,269           3,266
Other assets - Note 3                                                                  13,270           2,595
                                                                                    ---------       ---------
                                                                                    $ 258,085       $ 285,244
                                                                                    =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                    $  13,494       $  12,854
Accrued expenses                                                                       20,547          23,136
Notes payable                                                                          71,810          74,935
12 1/2% Senior Notes due 2001 - Note 4                                                160,000         180,000
                                                                                    ---------       ---------
                                                                                      265,851         290,925
                                                                                    ---------       ---------
Stockholders' equity (deficit) - Note 6
  Common stock:
      Series A common stock, par value $.01 per share; 100,000,000 shares authorized; 34,792,732 issued and outstanding at June 30, 1998 and
         17,838,535 issued and outstanding at December 31, 1997,
         respectively                                                                     348             178

      Series B restricted voting convertible common stock, par value $.01 per share; 50,000,000 shares authorized; 17,402,946 shares issued and outstanding at June 30, 1998 and 34,357,143 issued and outstanding at
         December 31, 1997, respectively                                                  174             344

  Additional paid-in capital                                                          114,599         114,599

  Accumulated deficit from January 1, 1994 - Note 1                                  (122,887)       (120,802)
                                                                                    ---------       ---------
                                                                                       (7,766)         (5,681)
                                                                                    ---------       ---------
                                                                                    $ 258,085       $ 285,244
                                                                                    =========       =========

See accompanying notes

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                    Three Months Ended                Six Months Ended
                                                           June 30,                        June 30,
                                                  -------------------------       -------------------------
                                                     1998            1997            1998            1997
                                                  ---------       ---------       ---------       ---------
Sales
  Homes                                           $  71,882       $  88,494       $ 136,273       $ 155,651
  Lots, land and other - Note 7                       8,648           9,072          10,735           9,711
                                                  ---------       ---------       ---------       ---------
                                                     80,530          97,566         147,008         165,362
                                                  ---------       ---------       ---------       ---------
Operating costs
   Cost of sales - homes                            (62,247)        (80,263)       (118,997)       (140,942)
   Cost of sales - lots, land and other              (8,250)         (8,424)        (10,151)         (9,071)
   Impairment loss on real estate assets                 --         (74,000)             --         (74,000)
   Sales and marketing                               (4,708)         (5,129)         (9,795)        (10,636)
   General and administrative                        (3,275)         (4,428)         (6,956)         (8,361)
                                                  ---------       ---------       ---------       ---------
                                                    (78,480)       (172,244)       (145,899)       (243,010)
                                                  ---------       ---------       ---------       ---------

Operating income (loss)                               2,050         (74,678)          1,109         (77,648)

Loss from unconsolidated joint ventures                (129)             --            (155)             --

Interest expense, net of amounts capitalized         (2,262)         (1,562)         (4,893)         (2,763)

Other income, net                                       570             786             969           1,383
                                                  ---------       ---------       ---------       ---------

Income (loss) before income taxes and
   extraordinary item                                   229         (75,454)         (2,970)        (79,028)

Credit for income taxes                                 363              --             363              --
                                                  ---------       ---------       ---------       ---------

Income (loss) before extraordinary item                 592         (75,454)         (2,607)        (79,028)

Extraordinary item - gain from retirement of
   debt, net of applicable income taxes of
   $363 - Note 5                                        522              --             522              --
                                                  ---------       ---------       ---------       ---------

Net income (loss)                                 $   1,114       $ (75,454)      $  (2,085)      $ (79,028)
                                                  =========       =========       =========       =========

Basic and diluted earnings per common
   share - Note 1
      Before extraordinary item                   $    0.01       $   (1.45)      $   (0.05)      $   (1.51)
      Extraordinary item                               0.01              --            0.01              --
                                                  ---------       ---------       ---------       ---------
      After extraordinary item                    $    0.02       $   (1.45)      $   (0.04)      $   (1.51)
                                                  =========       =========       =========       =========



See accompanying notes.

                              THE PRESLEY COMPANIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                 Common Stock
                                   ------------------------------------------                  Accumulated
                                       Series A                 Series B         Additional    Deficit from
                                   -----------------      -------------------      Paid-In       January 1,
                                   Shares     Amount      Shares       Amount      Capital          1994           Total
                                   ------     ------      ------       ------    ----------    -------------       -----
Balance - December 31, 1997        17,839      $178       34,357       $ 344       $114,599      $(120,802)      $(5,681)

Net loss                               --        --           --          --             --         (2,085)       (2,085)

Conversion of Series B Common
   Stock - Note 6                  16,954       170      (16,954)       (170)            --             --            --
                                   -------------------------------------------------------------------------------------
Balance - June 30, 1998            34,793      $348       17,403       $ 174       $114,599      $(122,887)      $(7,766)
                                   =====================================================================================


See accompanying notes.

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 -----------------------
                                                                                   1998           1997
                                                                                 --------       --------
OPERATING ACTIVITIES
  Net loss                                                                       $ (2,085)      $(79,028)
  Adjustments to reconcile net loss to net
     cash used in operating activities
        Depreciation and amortization                                                 621            368
        Impairment loss on real estate assets                                          --         74,000
        Equity in earnings of joint ventures                                          155             --
        Net changes in operating assets and liabilities:
           Other receivables                                                       (2,928)        (1,956)
           Real estate inventories                                                 15,041         (6,690)
           Deferred loan costs                                                        997            (38)
           Other assets                                                           (10,675)         8,263
           Accounts payable                                                           640         (8,993)
           Accrued expenses                                                        (1,977)           787
                                                                                 --------       --------

   Net cash used in operating activities                                             (211)       (13,287)
                                                                                 --------       --------

INVESTING ACTIVITIES
  Investment in unconsolidated joint ventures                                     (11,340)            --
  Proceeds from contribution of land to joint venture                              25,431             --
  Principal payments on notes receivable                                              502            766
  Property and equipment, net                                                        (139)        (1,338)
                                                                                 --------       --------

  Net cash provided by (used in) investing activities                              14,454           (572)
                                                                                 --------       --------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                         75,175         71,388
  Principal payments on notes payable                                             (64,645)       (59,533)
  Repurchase of 12 1/2% Senior Notes                                              (20,000)            --
                                                                                 --------       --------

  Net cash provided by (used in) financing activities                              (9,470)        11,855
                                                                                 --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           4,773         (2,004)

CASH AND CASH EQUIVALENTS - beginning of period                                     4,569          4,550
                                                                                 --------       --------

CASH AND CASH EQUIVALENTS - end of period                                        $  9,342       $  2,546
                                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized           $  5,300       $  2,650
                                                                                 ========       ========
  Issuance of notes payable for land acquisitions                                $  2,748       $     --
                                                                                 ========       ========
  Assumption or repayment of notes payable by unconsolidated joint ventures      $ 17,015       $     --
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

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 1998 and December 31, 1997 and revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates in the near-term.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement No. 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented conform to Statement No. 128 requirements. Basic and diluted earnings per common share for the three and six months ended June 30, 1998 and 1997 are based on 52,195,678 of Series A and Series B common stock outstanding.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



NOTE 2 - COMPANY ENGAGES FINANCIAL ADVISOR

The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. The Company's actions are a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,900,000 loss for the year ended December 31, 1997, includes a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,700,000 at December 31, 1997 and $7,800,000 as of June 30, 1998.

The Company announced on July 2, 1998 the receipt of a non-binding proposal from William Lyon, Chairman of the Board of the Company, to acquire (through a wholly-owned corporation, William Lyon Homes, Inc.), all of the outstanding stock of the Company in a series of related transactions for a cash price of $0.40 per share. The proposal was submitted on June 30, 1998, to a Special Committee of the Board of Directors formed by the Company to evaluate strategic alternatives. On July 30, 1998, the Company announced that the Special Committee had informed the Company that the Special Committee is unable to conclude that the proposal of William Lyon Homes, Inc. ("WLH") would provide the greatest benefit for the Company and its stockholders among all likely available strategic alternatives. Accordingly, the Special Committee has determined not to recommend the current WLH proposal to the Company's Board of Directors and to explore additional strategic alternatives.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



NOTE 3 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The Company and certain of its subsidiaries are general partners in ten joint ventures involved in the development and sale of residential housing projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of June 30, 1998 and December 31, 1997 is summarized as follows (in thousands):


                                                           June 30,    December 31,
                                                             1998         1997
                                                           --------      -------
                                                          (unaudited)
                                     ASSETS
 Cash and cash equivalents                                 $    897      $    18
 Receivables                                                     13          293
 Real estate inventories                                    144,583       32,097
 Other assets                                                    --          750
                                                           --------      -------
                                                           $145,493      $33,158
                                                           ========      =======

                       LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                          $  3,210      $    86
 Accrued expenses                                             1,426          701
 Notes payable                                               27,930           --
 Advances from The Presley Companies and subsidiaries           110          127
                                                           --------      -------
                                                             32,676          914
                                                           --------      -------

 Partners' capital
   The Presley Companies and subsidiaries                    22,330        6,950
   Others                                                    90,487       25,294
                                                           --------      -------
                                                            112,817       32,244
                                                           --------      -------
                                                           $145,493      $33,158
                                                           ========      =======


In January 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value) and assumed the Company's non-recourse note payable of $12,500,000 relating to the purchase of land acquired from the Company. In March 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $6,300,000 (which also approximated the land's current market value) and repaid the Company's non-recourse note payable of $4,515,000 related to the purchase of this property. In May 1998, the Company contributed land to one of these joint ventures at the Company's approximate

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



book value of $29,381,000 (which also approximated the project's current market value). Included in other assets is $10,053,000 that was reimbursed by one of the Company's joint venture partners on July 1, 1998. The majority of these projects are currently in the initial development stages and, based upon current estimates of project revenues and costs, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by certain of the joint ventures.


NOTE 4 - 12 1/2% SENIOR NOTES DUE 2001

In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1997 and March 31, 1998, the Company was, effective on December 4, 1997, and again on June 4, 1998, required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997 and March 31, 1998, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 prior to December 4, 1997 and again prior to June 4, 1998, and therefore was not required to make said offers.

Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At June 30, 1998 the Company's Consolidated Tangible Net Worth was a deficit of $10,035,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to withstand adverse business conditions or to capitalize on business opportunities.


NOTE 5 - GAIN FROM RETIREMENT OF DEBT

In June 1998, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $18,825,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs, was $522,000.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)




NOTE 6 - CONVERSION OF SERIES B COMMON STOCK

The Company's Series B Common Stock became convertible into the Company's Series A Common Stock on a share-for-share basis at the option of the holder from and after May 20, 1997. On January 30, 1998 and June 9, 1998, the Company issued an aggregate 2,677,836 and 14,276,361 shares, respectively, of its Series A Common Stock as a result of the conversion of a like number of shares of its Series B Common Stock. The shares of the Series A Common Stock issued as a result of the conversion were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 3(a)(9) of the Securities Act.

Foothill Capital Corporation held 14,276,361 shares of Series B Common Stock as managing general partner of Foothill Partners, L.P., a Delaware limited partnership and Foothill Partners II, L.P., a Delaware limited partnership (together, the "Partnerships"). The 14,276,361 shares of Series A Common Stock will be issued in the names of the individual partners of the Partnerships, as the beneficial owners of such shares.

A sufficient number of shares of Series A Common Stock were listed with the New York Stock Exchange and reserved for issuance with ChaseMellon Shareholder Services, Inc., the transfer agent for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales of lots, land and other for the three and six months ended June 30, 1998 include a $3,710,000 bulk lot sale to William Lyon Homes, Inc., a wholly-owned corporation of William Lyon, Chairman of the Board of the Company. The Company received the full purchase price in cash and recognized a gain of $81,000 on this sale. In the opinion of management, this sale was an arm's length transaction representing fair market value at the time the transaction was negotiated.

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


GENERAL OVERVIEW

The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. The Company's actions are a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,900,000 loss for the year ended December 31, 1997, includes a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,700,000 at December 31, 1997 and $7,800,000 as of June 30, 1998.

The Company announced on July 2, 1998 the receipt of a non-binding proposal from William Lyon, Chairman of the Board of the Company, to acquire (through a wholly-owned corporation, William Lyon Homes, Inc.), all of the outstanding stock of the Company in a series of related transactions for a cash price of $0.40 per share. The proposal was submitted on June 30, 1998, to a Special Committee of the Board of Directors formed by the Company to evaluate strategic alternatives. On July 30, 1998, the Company announced that the Special Committee had informed the Company that the Special Committee is unable to conclude that the proposal of William Lyon Homes, Inc. ("WLH") would provide the greatest benefit for the Company and its stockholders among all likely available strategic alternatives. Accordingly, the Special Committee has determined not to recommend the current WLH proposal to the Company's Board of Directors and to explore additional strategic alternatives.

In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1997 and March 31, 1998, the Company was, effective on December 4, 1997 and again on June 4, 1998, required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997 and March 31, 1998, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 prior to December 4, 1997 and again prior to June 4, 1998, and therefore was not required to make said offers.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At June 30, 1998 the Company's Consolidated Tangible Net Worth was a deficit of $10,035,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

As more fully discussed under Working Capital Facility, on July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001,
(2) increase the loan commitment to $100,000,000, and (3) decrease the fees and costs compared to the prior revolving facility.

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

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




                              RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:


                                                           As of and for       As of and for
                                                          the Three Months      the Six Months
                                                           Ended June 30,      Ended June 30,
                                                          ---------------      --------------
                                                          1998       1997       1998     1997
                                                          ----       ----       ----     ----
Number of homes sold
   Company                                                 559        428      1,080      877
   Unconsolidated joint ventures                            63         --         81       --
                                                           ---      -----      -----      ---
                                                           622        428      1,161      877
                                                           ===      =====      =====      ===

Number of homes closed
   Company                                                 395        467        732      829
   Unconsolidated joint ventures                             2         --          2       --
                                                           ---      -----      -----      ---
                                                           397        467        734      829
                                                           ===      =====      =====      ===

Backlog of homes sold but not closed at end of period
   Company                                                 744        330        744      330
   Unconsolidated joint ventures                            86         --         86       --
                                                           ---      -----      -----      ---
                                                           830        330        830      330
                                                           ===      =====      =====      ===


Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of June 30, 1998 was $204,409,000, as compared to $65,252,000 as of June 30, 1997 and $140,004,000 as
of March 31, 1998. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 18% during 1997 and approximately 16% during the first six months of 1998.

The number of homes closed in the second quarter of 1998 was down 15 percent to 397 from 467 in the second quarter of 1997. Net new home orders for the quarter ended June 30, 1998 increased 45 percent to 622 units from 428 a year ago. For the second quarter of 1998, net new orders increased 15 percent to 622 from 539 units in the first quarter of 1998. The backlog of homes sold as of June 30, 1998 was 830, up 152 percent from 330 units a year earlier, and up 37 percent from 605 units at March 31, 1998. The Company's inventory of completed and unsold homes as of June 30, 1998 has decreased by 60 percent to 40 units from 99 units as of March 31, 1998.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The decline in closings for the second quarter of 1998 as compared with the second quarter of 1997 is primarily the result of the completion or near completion of certain of the Company's older master-planned communities in California and past delays in completion of new land acquisitions, which resulted in less product available for sale, as well as construction delays in certain projects primarily as a result of weather conditions. The improvement in net new homes orders and backlog for the second quarter of 1998 as compared with the second quarter of 1997 is primarily the result of improved market conditions in substantially all of the Company's markets and additional sales locations as a result of new land acquisitions. At June 30, 1998, the Company had 49 sales locations as compared to 42 sales locations at June 30, 1997.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30, 1997.

Sales (which represent recorded revenues from closings) for the three months ended June 30, 1998 were $80.5 million, a decrease of $17.1 million (18%) from sales of $97.6 million for the three months ended June 30, 1997. Revenue from sales of homes decreased $16.6 million to $71.9 million in the 1998 period from $88.5 million in the 1997 period. This decrease was due primarily to a decrease in the number of units closed, as well as a decrease in the average sales prices of homes to $185,000 in the 1998 period from $189,000 in the 1997 period, which resulted primarily from a change in the mix of product. Revenue from lots, land and other decreased $0.5 million to $8.6 million in the 1998 period from $9.1 million in the 1997 period.

Total operating income (loss), excluding the impairment loss on real estate assets, changed from a $0.7 million loss in the 1997 period to $2.1 million income in the 1998 period. The excess of revenue from sales of homes over the related cost of sales increased by $1.4 million, to $9.6 million in the 1998 period from $8.2 million in the 1997 period. This increase was primarily due to changes in product mix and an improvement in margins at certain of the Company's projects as a result of increased sales prices, offset by a decrease in the number of units closed. Impairment losses on real estate assets amounting to $74.0 million were recorded in the 1997 period, with no corresponding charge in the comparable period for 1998. Sales and marketing expenses decreased by $0.4 million to $4.7 million in the 1998 period from $5.1 million in the 1997 period primarily as a result of decreased direct sales expenses related to the decreased sales volume. General and administrative expenses decreased by $1.1 million to $3.3 million in the 1998 period from $4.4 million in the 1997 period, primarily as a result of the consolidation of certain California operations in the third quarter of 1997 and income from reimbursement of overhead expenses by joint ventures.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Total interest incurred remained the same at $8.0 million in the 1997 and 1998 periods. Net interest expense increased to $2.3 million in the 1998 period from $1.6 million for the 1997 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

Other income, net decreased to $0.6 million in the 1998 period from $0.8 million in the 1997 period primarily as a result of decreased income from mortgage operations.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

Sales (which represent recorded revenues from closings) for the six months ended June 30, 1998 were $147.0 million, a decrease of $18.4 million (11%), from sales of $165.4 million for the six months ended June 30, 1997. Revenue from sales of homes decreased $19.4 million to $136.3 million in the 1998 period from $155.7 million in the 1997 period. This decrease was due primarily as a result of changes in the mix of product and a reduction in the number of homes closed in the 1998 period compared to the 1997 period. Revenue from lots, land and other increased $1.0 million to $10.7 million in the 1998 period from $9.7 million in the 1997 period.

Total operating income (loss), excluding the impairment loss on real estate assets, changed from a loss of $3.6 million in the 1997 period to an income of $1.1 million in the 1998 period. The excess of revenue from sales of homes over the related cost of sales increased by $2.5 million, to $17.3 million in the 1998 period from $14.8 million in the 1997 period. This increase was primarily due to changes in product mix and an improvement in margins at certain of the Company's projects as a result of increased sales prices, offset by a decrease in the number of units closed. Impairment losses on real estate assets amounting to $74.0 million were recorded in the 1997 period, with no corresponding charge in the comparable period for 1998. Sales and marketing expenses decreased by $0.8 million from $10.6 million in the 1997 period to $9.8 million in the 1998 period, primarily due to decreased direct sales expenses related to the decreased sales volume. General and administrative expenses decreased by $1.4 million to $7.0 million in the 1998 period from $8.4 million in the 1997 period, primarily as a result of the consolidation of certain California operations in the third quarter of 1997 and income from reimbursement of overhead expenses by joint ventures.

Total interest incurred increased $0.6 million (3.7%) from $16.1 million in the 1997 period to $16.7 million in the 1998 period as a result of an increase in the average amount of outstanding debt. Net interest expense increased to $4.9 million in the 1998 period from $2.8 million for the 1997 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

Other (income) expense, net decreased $0.4 million to a net income of $1.0 million in the 1998 period from a net income of $1.4 million in the 1997 period primarily as a result of decreased income from design operations and recreational facilities.

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

The Company will in all likelihood be required to refinance the Senior Notes when they mature, and no assurances can be given that the Company will be successful in that regard.

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

The 12 1/2% Senior Notes due 2001 (the "Senior Notes") were offered by The Presley Companies, a Delaware corporation ("Delaware Presley" or the "Company"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly-owned subsidiary of Delaware Presley ("California Presley"). However, California Presley has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the California Presley guarantee is not secured, holders are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company". Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995. Except as set forth in the Indenture Agreement (the "Indenture"), the Senior Notes were not redeemable by Presley prior to July 1, 1998. Thereafter, the Senior Notes are redeemable at the option of Delaware Presley, in whole or in part, at the redemption prices set forth in the Indenture.

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


WORKING CAPITAL FACILITY

On July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100,000,000, and
(3) decrease the fees and costs compared to the prior revolving facility.

The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at June 30, 1998 was approximately $129,000,000; however, the maximum loan under the Working Capital Facility, as stated above, is limited to $100,000,000. The principal outstanding under the Working Capital Facility at June 30, 1998 was $56,000,000.

Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8%. In addition, the Company pays a monthly loan fee of 0.25% on the average daily unused portion of the loan facility.

Upon completion of the new Working Capital Facility agreement, the Company paid a one-time, non-refundable Facility Fee of $2,000,000, as well as a yearly non-refundable Administrative Fee of $100,000.

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


CMR FACILITY

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by The Presley Companies and its wholly-owned subsidiary. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At June 30, 1998, the revolving line of credit had an outstanding balance of $9,664,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00%. In June 1998, the maturity date of this line was extended to August 16, 1998. Management is currently in discussions with the lender to extend the maturity date of this line for a longer term. Although management believes that current discussions with this lender will result in this longer term extension, no assurances can be given in that regard.


SELLER FINANCING

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At June 30, 1998, the Company had outstanding notes payable related to land acquisitions for which seller financing was provided in the amount of $6,146,000.


JOINT VENTURE FINANCING

As of June 30, 1998, the Company had formed ten joint ventures in California. The Company contributed approximately $22,330,000 to these joint ventures and the Company's venture partners contributed approximately $90,487,000 to these joint ventures. In January 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value) and assumed the Company's non-recourse note payable of $12,500,000 relating to the purchase of land acquired from the Company. In March 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $6,300,000 (which also approximated the land's current market value) and repaid the Company's non-recourse note

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



payable of $4,515,000 related to the purchase of this property. In May 1998, the Company contributed land to one of these joint ventures at the Company's approximate book value of $29,381,000 (which also approximated the project's current market value). The majority of these projects are currently in the initial development stages and, based upon current estimates of project revenues and costs, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by certain of the joint ventures.


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


CASH FLOWS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

Net cash used in operating activities decreased from $13.3 million in the 1997 period to $0.2 million in the 1998 period. This change was primarily as a result of a decrease in the amount of expenditures made related to construction activity.

Net cash provided by (used in) investing activities changed from a use of $0.6 million in the 1997 period to a source of $14.5 million in the 1998 period primarily as a result of investment activity with unconsolidated joint ventures.

Net cash provided by (used in) financing activities changed from a source of $11.9 million in the 1997 period to a use of $9.5 million in the 1998 period primarily as a result of the repurchase of $20.0 million of 12 1/2% Senior Notes.


IMPACT OF YEAR 2000

The Company has conducted an assessment of its computer systems to ascertain what modifications it will be required to make so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Certain modifications have been completed and other modifications are in the planning and development stages. Management believes that any such modifications will have minimal effects on its systems and the costs incurred in that connection will not be material.

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

                              THE PRESLEY COMPANIES

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3 AND 5.  Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's Annual Meeting of Holders of Series A Common Stock was held on May 14, 1998. At this meeting the Holders of Series A Common Stock ratified the selected of Ernst & Young LLP to serve as the Company's auditors for the fiscal year ending December 31, 1998. With respect to this proposal, 20,155,620 votes were cast for, 40,220 votes were cast against, and 4,660 votes abstained (including broker non-votes).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS.

           10.1 Fifth Amended and Restated Loan Agreement, dated as of July 6, 1998, between Presley Homes (formerly The Presley Companies), a California corporation, as the Borrower, and Foothill Capital Corporation, as the Lender.

           10.2 Modification to Master Credit Agreement dated as of March 17, 1998 between Carmel Mountain Ranch, a California general partnership, as Borrower, and Bank One Arizona, NA, a national banking association, as Bank.

           10.3 Modification to Master Credit Agreement dated as of June 16, 1998 between Carmel Mountain Ranch, a California general partnership, as Borrower, and Bank One Arizona, NA, a national banking association, as Bank.

           27       Financial Data Schedule

           (b)  REPORTS ON FORM 8-K.

                    JULY 2, 1998. A report on Form 8-K was filed by the Company in reference to the announcement by the Company of the receipt of a non-binding proposal by William Lyon to acquire all of the Company's outstanding stock.

                              THE PRESLEY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1998                  By:   /s/  David M. Siegel
                                           -------------------------------------
                                           DAVID M. SIEGEL
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial Officer)



Date: August 12, 1998                  By:   /s/  W. Douglass Harris
                                           -------------------------------------
                                           W. DOUGLASS HARRIS
                                           Vice President, Corporate Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS.

           10.1 Fifth Amended and Restated Loan Agreement, dated as of July 6, 1998, between Presley Homes (formerly The Presley Companies), a California corporation, as the Borrower, and Foothill Capital Corporation, as the Lender.

           10.2 Modification to Master Credit Agreement dated as of March 17, 1998 between Carmel Mountain Ranch, a California general partnership, as Borrower, and Bank One Arizona, NA, a national banking association, as Bank.

           10.3 Modification to Master Credit Agreement dated as of June 16, 1998 between Carmel Mountain Ranch, a California general partnership, as Borrower, and Bank One Arizona, NA, a national banking association, as Bank.

           27       Financial Data Schedule