Form 10-Q
period 1998-09-30
PRESLEY COMPANIES /DE
filed 1998-11-13
CIK 878093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   ------------------------------------------

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

               YES    X                          NO
                     ---                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
   Class of Common Stock                                      September 30, 1998
   ---------------------                                      ------------------
   Series A, par value $.01                                        34,792,732
   Series B, restricted voting convertible, par value $.01         17,402,946

--------------------------------------------------------------------------------

                              THE PRESLEY COMPANIES

                                      INDEX


                                                                                      Page No.
                                                                                      --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
              Consolidated Balance Sheets - September 30, 1998 and
                  December 31, 1997.......................................................3

              Consolidated Statements of Operations - Three and Nine Months Ended
                  September 30, 1998 and 1997.............................................4

              Consolidated Statement of Stockholders' Equity (Deficit) - Nine Months
                  Ended September 30, 1998................................................5

              Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 1998 and 1997.............................................6

              Notes to Consolidated Financial Statements..................................7

Item 2.  Management's Discussion and Analysis of  Financial Condition
                  and Results of Operations..............................................13


PART II.  OTHER INFORMATION..............................................................24

SIGNATURES...............................................................................25

                              THE PRESLEY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                    (NOTE 2)

                                                              September 30,       December 31,
                                                                  1998                1997
                                                              -------------       ------------
                                                               (unaudited)
                                            ASSETS
Cash and cash equivalents                                      $   7,260           $   4,569
Receivables                                                       10,520               8,652
Real estate inventories                                          207,219             255,472
Investments in and advances to unconsolidated
   joint ventures - Note 3                                        23,161               7,077
Property and equipment, less accumulated
  depreciation of $3,154 and $2,339 at September 30,
  1998 and December 31, 1997, respectively                         3,303               3,613
Deferred loan costs                                                4,045               3,266
Other assets                                                       3,678               2,595
                                                               ---------           ---------
                                                               $ 259,186           $ 285,244
                                                               =========           =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                               $  20,497           $  12,854
Accrued expenses                                                  17,427              23,136
Notes payable                                                     65,526              74,935
12 1/2% Senior Notes due 2001 - Notes 4 and 5                    160,000             180,000
                                                               ---------           ---------
                                                                 263,450             290,925
                                                               ---------           ---------
Stockholders' equity (deficit) - Note 6
  Common stock:
      Series A common stock, par value $.01 per
         share; 100,000,000 shares authorized;
         34,792,732 issued and outstanding at
         September 30, 1998 and 17,838,535 issued and
         outstanding at December 31, 1997,
         respectively                                                348                 178

      Series B restricted voting convertible common
         stock, par value $.01 per share; 50,000,000
         shares authorized; 17,402,946 shares issued
         and outstanding at September 30, 1998 and
         34,357,143 issued and outstanding at
         December 31, 1997, respectively                             174                 344

  Additional paid-in capital - Note 1                            114,802             114,599

  Accumulated deficit from January 1, 1994 - Note 1             (119,588)           (120,802)
                                                               ---------           ---------
                                                                  (4,264)             (5,681)
                                                               ---------           ---------
                                                               $ 259,186           $ 285,244
                                                               =========           =========

See accompanying notes.

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                     Three Months Ended              Nine Months Ended
                                                         September 30,                 September 30,
                                                  -------------------------       -------------------------
                                                     1998           1997            1998            1997
                                                  ---------       ---------       ---------       ---------
Sales
  Homes                                           $  89,319       $  67,583       $ 225,592       $ 223,234
  Lots, land and other - Note 7                         190             766          10,925          10,476
                                                  ---------       ---------       ---------       ---------
                                                     89,509          68,349         236,517         233,710
                                                  ---------       ---------       ---------       ---------
Operating costs
   Cost of sales - homes                            (75,197)        (59,737)       (194,194)       (200,679)
   Cost of sales - lots, land and other              (1,227)           (913)        (11,378)         (9,983)
   Impairment loss on real estate assets                 --              --              --         (74,000)
   Sales and marketing                               (5,385)         (5,191)        (15,180)        (15,826)
   General and administrative                        (3,188)         (3,686)        (10,144)        (12,047)
                                                  ---------       ---------       ---------       ---------
                                                    (84,997)        (69,527)       (230,896)       (312,535)
                                                  ---------       ---------       ---------       ---------

Operating income (loss)                               4,512          (1,178)          5,621         (78,825)

Income from unconsolidated joint ventures               501              --             346              --

Interest expense, net of amounts capitalized         (2,180)         (2,237)         (7,073)         (5,001)

Other income, net                                       669             215           1,638           1,598
                                                  ---------       ---------       ---------       ---------

Income (loss) before income taxes and
   extraordinary item                                 3,502          (3,200)            532         (82,228)

Provision (credit) for income taxes - Note 1           (203)             --             160              --
                                                  ---------       ---------       ---------       ---------

Income (loss) before extraordinary item               3,299          (3,200)            692         (82,228)

Extraordinary item - gain from retirement
   of debt, net of applicable income taxes
   of $363 - Note 5                                      --              --             522              --
                                                  ---------       ---------       ---------       ---------

Net income (loss)                                 $   3,299       $  (3,200)      $   1,214       $ (82,228)
                                                  =========       =========       =========       =========

Basic and diluted earnings per common
   share - Note 1
      Before extraordinary item                   $    0.06       $   (0.06)      $    0.01       $   (1.58)
      Extraordinary item                                 --              --            0.01              --
                                                  ---------       ---------       ---------       ---------
      After extraordinary item                    $    0.06       $   (0.06)      $    0.02       $   (1.58)
                                                  =========       =========       =========       =========


See accompanying notes.

                              THE PRESLEY COMPANIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                     Common Stock
                                       ------------------------------------------                    Accumulated
                                           Series A                Series B           Additional     Deficit from
                                       -----------------      -------------------       Paid-In       January 1,
                                       Shares     Amount      Shares       Amount       Capital          1994           Total
                                       ------     ------      ------       ------       -------          ----           -----
Balance - December 31, 1997            17,839      $178       34,357       $ 344       $ 114,599      $(120,802)      $(5,681)

Net income                                 --        --           --          --              --          1,214         1,214

Income tax benefit resulting
   from utilization of net
   operating loss carryforwards -
   Note 1                                  --        --           --          --             203             --           203

Conversion of Series B Common
   Stock - Note 6                      16,954       170      (16,954)       (170)             --             --            --
                                       ------      ----      -------       -----       ---------      ---------       -------

Balance - September 30, 1998           34,793      $348       17,403       $ 174       $ 114,802      $(119,588)      $(4,264)
                                       ======      ====      =======       =====       =========      =========       =======

See accompanying notes.

                              THE PRESLEY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                                      Nine Months Ended
                                                                                       September 30,
                                                                                 --------------------------
                                                                                    1998            1997
                                                                                    ----            ----
OPERATING ACTIVITIES
  Net income (loss)                                                              $   1,214       $ (82,228)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities
        Depreciation and amortization                                                  811             546
        Impairment loss on real estate assets                                           --          74,000
        Equity in earnings of joint ventures                                          (346)             --
        Gain on repurchase of 12 1/2% Senior Notes                                    (885)             --
        Provision for income taxes                                                     203              --
        Net changes in operating assets and liabilities:
           Other receivables                                                        (2,576)         (1,776)
           Real estate inventories                                                   4,377         (12,984)
           Deferred loan costs                                                        (779)            148
           Other assets                                                             (1,083)          4,774
           Accounts payable                                                          7,643          (7,910)
           Accrued expenses                                                         (5,709)         (5,558)
                                                                                 ---------       ---------

   Net cash provided by (used in) operating activities                               2,870         (30,988)
                                                                                 ---------       ---------

INVESTING ACTIVITIES
  Investment in unconsolidated joint ventures                                      (11,560)             --
  Proceeds from contribution of land to joint venture                               25,431              --
  Principal payments on notes receivable                                               708             794
  Property and equipment, net                                                         (501)         (1,333)
                                                                                 ---------       ---------

  Net cash provided by (used in) investing activities                               14,078            (539)
                                                                                 ---------       ---------

FINANCING ACTIVITIES
  Proceeds from borrowing on notes payable                                          92,577         115,418
  Principal payments on notes payable                                              (87,719)        (83,035)
  Repurchase of 12 1/2% Senior Notes                                               (19,115)             --
                                                                                 ---------       ---------

  Net cash provided by (used in) financing activities                              (14,257)         32,383
                                                                                 ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,691             856

CASH AND CASH EQUIVALENTS - beginning of period                                      4,569           4,550
                                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS - end of period                                        $   7,260       $   5,406
                                                                                 =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of amounts capitalized           $  13,458       $  10,395
                                                                                 =========       =========
  Issuance of notes payable for land acquisitions                                $   2,748       $      --
                                                                                 =========       =========
  Assumption or repayment of notes payable by unconsolidated joint ventures      $  17,015       $      --
                                                                                 =========       =========


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

Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the nine months ended September 30, 1998 income tax benefits of $203,000 were excluded from results of operations and credited to paid-in capital. Income tax benefits of $378,000 were recognized and included in the results of operations for the nine months ended September 30, 1998.

The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 1998 and December 31, 1997 and revenues and expenses for the periods presented. Accordingly, actual results could differ from those estimates in the near-term.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement No. 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented conform to Statement No. 128 requirements. Basic and diluted earnings per common share for the three and nine months ended September 30, 1998 and 1997 are based on 52,195,678 shares of Series A and Series B common stock outstanding.


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

The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,900,000 loss for the year ended December 31, 1997, included a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,700,000 at December 31, 1997 and $4,300,000 as of September 30, 1998.

The Company announced on July 2, 1998 the receipt of a non-binding proposal from William Lyon, Chairman of the Board of the Company, to acquire (through a wholly-owned corporation, William Lyon Homes, Inc.), all of the outstanding stock of the Company in a series of related transactions for a cash price of $0.40 per share. The proposal was submitted on June 30, 1998, to a Special Committee of the Board of Directors formed by the Company to evaluate strategic alternatives. On July 30, 1998, the Company announced that the Special Committee had informed the Company that the Special Committee is unable to conclude that the proposal of William Lyon Homes, Inc. ("WLH") would provide the greatest benefit for the Company and its stockholders among all likely available strategic alternatives. Accordingly, the Special Committee did not recommend the current WLH proposal to the Company's Board of Directors and continues to explore additional strategic alternatives.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



NOTE 3 - INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

The Company and certain of its subsidiaries are general partners or members in eleven joint ventures involved in the development and sale of residential housing projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of September 30, 1998 and December 31, 1997 is summarized as follows:

                        CONDENSED COMBINED BALANCE SHEETS
                        ---------------------------------
                                 (in thousands)

                                                             September 30,      December 31,
                                                                 1998              1997
                                                               --------          --------
                                                               (unaudited)
                                         ASSETS
 Cash and cash equivalents                                     $  1,184          $     18
 Receivables                                                         31               293
 Real estate inventories                                        154,065            32,097
 Other assets                                                        --               750
                                                               --------          --------
                                                               $155,280          $ 33,158
                                                               ========          ========

                              LIABILITIES AND OWNERS' CAPITAL

 Accounts payable                                              $  4,220          $     86
 Accrued expenses                                                 2,236               701
 Notes payable                                                   28,587                --
 Advances from The Presley Companies and subsidiaries               305               127
                                                               --------          --------
                                                                 35,348               914
                                                               --------          --------

 Owners' capital
   The Presley Companies and subsidiaries                        22,856             6,950
   Others                                                        97,076            25,294
                                                               --------          --------
                                                                119,932            32,244
                                                               --------          --------
                                                               $155,280          $ 33,158
                                                               ========          ========

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                   -------------------------------------------
                                 (in thousands)

                                               Three Months Ended    Nine Months Ended
                                                 September 30,          September 30,
                                               -----------------     ------------------
                                                  1998      1997       1998        1997
                                               --------     ----     --------      ----
Sales
  Homes                                        $  8,976       -      $ 10,695       --

Operating costs
   Cost of sales - homes                         (7,437)      -        (9,005)      --
   Sales and marketing                             (593)      -          (926)      --
                                               --------     ---      --------      ---

Operating income                                    946       -           764       --

Other income, net                                    51       -            71       --
                                               --------     ---      --------      ---

Net income                                     $    997       -      $    835       --
                                               ========     ===      ========      ===

Allocation to owners
   The Presley Companies and subsidiaries      $    501       -      $    346       --
   Others                                           496       -           489       --
                                               --------     ---      --------      ---
                                               $    997       -      $    835       --
                                               ========     ===      ========      ===


In January 1998, one of these joint ventures aquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value) and assumed the Company's non-recourse note payable of $12,500,000 relating to the purchase of land acquired from the Company. In March 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $6,300,000 (which also approximated the land's current market value) and repaid the Company's non-recourse note payable of $4,515,000 related to the purchase of this property. In May 1998, the Company contributed land to one of these joint ventures at the Company's approximate book value of $29,381,000 (which also approximated the project's current market value). The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



NOTE 4 - 12 1/2% SENIOR NOTES DUE 2001

In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997 and again on June 4, 1998, have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997 and March 31, 1998, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997 and again after March 31, 1998 and prior to June 4, 1998, and therefore was not required to make said offers.

Because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1998, the Company would, effective on December 4, 1998, be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes. In October 1998 the Company acquired Senior Notes with a face amount of $20,000,000 and therefore will not be required to make such offer effective on December 4, 1998.

Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At September 30, 1998 the Company's Consolidated Tangible Net Worth was a deficit of $8,309,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which, in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to withstand adverse business conditions or to capitalize on business opportunities.


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

                              THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)



In October 1998, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,435,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs was $1,366,000. Such gain will be reflected in the Company's results of operations for the fourth quarter ending December 31, 1998.


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

Foothill Capital Corporation held 14,276,361 shares of Series B Common Stock as managing general partner of Foothill Partners, L.P., a Delaware limited partnership and Foothill Partners II, L.P., a Delaware limited partnership (together, the "Partnerships"). The 14,276,361 shares of Series A Common Stock have been issued in the names of the individual partners of the Partnerships, as the beneficial owners of such shares.

A sufficient number of shares of Series A Common Stock were listed with the New York Stock Exchange and reserved for issuance with ChaseMellon Shareholder Services, Inc., the transfer agent for the Company.


NOTE 7 - RELATED PARTY TRANSACTIONS

Sales of lots, land and other for the nine months ended September 30, 1998 include a $3,710,000 bulk lot sale to William Lyon Homes, Inc., a wholly-owned corporation of William Lyon, Chairman of the Board and stockholder of the Company. The Company received the full purchase price in cash and recognized a gain of $81,000 on this sale. In the opinion of management, this sale was an arm's length transaction representing fair market value at the time the transaction was negotiated.

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

GENERAL OVERVIEW

The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. The Company's actions are a direct result of the economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,900,000 loss for the year ended December 31, 1997, included a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,700,000 at December 31, 1997 and $4,300,000 as of September 30, 1998.

The Company announced on July 2, 1998 the receipt of a non-binding proposal from William Lyon, Chairman of the Board of the Company, to acquire (through a wholly-owned corporation, William Lyon Homes, Inc.), all of the outstanding stock of the Company in a series of related transactions for a cash price of $0.40 per share. The proposal was submitted on June 30, 1998, to a Special Committee of the Board of Directors formed by the Company to evaluate strategic alternatives. On July 30, 1998, the Company announced that the Special Committee had informed the Company that the Special Committee is unable to conclude that the proposal of William Lyon Homes, Inc. ("WLH") would provide the greatest benefit for the Company and its stockholders among all likely available strategic alternatives. Accordingly, the Special Committee did not recommend the current WLH proposal to the Company's Board of Directors and continues to explore additional strategic alternatives.

In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997 and again on June 4, 1998, have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997 and March 31, 1998, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997 and again after March 31, 1998 and prior to June 4, 1998, and therefore was not required to make said offers.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of September 30, 1998, the Company would, effective on December 4, 1998, be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes. In October 1998 the Company acquired Senior Notes with a face amount of $20,000,000 at a cost of $17,435,000 and therefore will not be required to make such offer effective on December 4, 1998. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related loan costs was $1,366,000. Such gain will be reflected in the Company's results of operations for the fourth quarter ending December 31, 1998.

Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At September 30, 1998 the Company's Consolidated Tangible Net Worth was a deficit of $8,309,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

As more fully discussed under Working Capital Facility, on July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001,
(2) increase the loan commitment to $100,000,000, and (3) decrease the fees and costs compared to the prior revolving facility.

Because of the Company's obligation to offer to purchase $20,000,000 of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60,000,000, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships will better enable it to reduce its capital investment and risk in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company would generally receive, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from these joint ventures.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                              RESULTS OF OPERATIONS

OVERVIEW AND RECENT RESULTS

Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:

                                                             As of and for         As of and for
                                                           the Three Months       the Nine Months
                                                          Ended September 30,   Ended September 30,
                                                            1998       1997       1998       1997
                                                           -----      -----      -----      -----
Number of homes sold
   Company                                                   507        419      1,587      1,296
   Unconsolidated joint ventures                              42         --        123         --
                                                           -----      -----      -----      -----
                                                             549        419      1,710      1,296
                                                           =====      =====      =====      =====

Number of homes closed
   Company                                                   474        357      1,206      1,186
   Unconsolidated joint ventures                              20         --         22         --
                                                           -----      -----      -----      -----
                                                             494        357      1,228      1,186
                                                           =====      =====      =====      =====

Backlog of homes sold but not closed at end of period
   Company                                                   777        392        777        392
   Unconsolidated joint ventures                             108         --        108         --
                                                           -----      -----      -----      -----
                                                             885        392        885        392
                                                           =====      =====      =====      =====


Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of September 30, 1998 was $222,790,000, as compared to $81,258,000 as of September 30, 1997 and
$204,409,000 as of June 30, 1998. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 18% during 1997 and approximately 17% during the first nine months of 1998.

Net new home orders for the quarter ended September 30, 1998 increased 31 percent to 549 units from 419 a year ago. For the third quarter of 1998, net new orders decreased 12 percent to 549 from 622 units in the second quarter of 1998. The number of homes closed in the third quarter of 1998 increased 38 percent to 494 from 357 in the third quarter of 1997. The backlog of homes sold as of September 30, 1998 was 885, up 126 percent from 392 units a year earlier, and up 7 percent from 830 units at June 30, 1998. The Company's inventory of completed and unsold homes as of September 30, 1998 has decreased by 35 percent to 26 units from 40 units as of June 30, 1998.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The increase in net new homes orders, closings and backlog for the third quarter of 1998 as compared with the third quarter of 1997 is primarily the result of improved market conditions in substantially all of the Company's markets and additional sales locations as a result of new land acquisitions. At September 30, 1998, the Company had 47 sales locations as compared to 43 sales locations at September 30, 1997.

In general, housing demand is adversely affected by increases in interest rates and housing prices. Even if interest rates and housing prices remain stable, demand for housing may be adversely affected by general economic conditions both locally and nationally. The Company expects that continued economic uncertainties may affect the number of homes sold and closed in 1999 and/or the sales prices of houses sold. The Company's ability to close home sales is also dependent upon availability of labor which has been in short supply from time to time in the regions that the Company operates.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Sales (which represent recorded revenues from closings) for the three months ended September 30, 1998 were $89.5 million, an increase of $21.2 million (31%) from sales of $68.3 million for the three months ended September 30, 1997. Revenue from sales of homes increased $21.7 million to $89.3 million in the 1998 period from $67.6 million in the 1997 period. This increase was due primarily to an increase in the number of units closed, offset by a decrease in the average sales prices of homes to $188,400 in the 1998 period from $189,300 in the 1997 period, which resulted primarily from a change in the mix of product.

Total operating income (loss) changed from a $1.2 million loss in the 1997 period to $4.5 million income in the 1998 period. The excess of revenue from sales of homes over the related cost of sales increased by $6.3 million, to $14.1 million in the 1998 period from $7.8 million in the 1997 period. This increase was primarily due to (1) an increase in the number of units closed, (2) changes in product mix and (3) an improvement in margins at certain of the Company's projects as a result of increased sales prices. Sales and marketing expenses increased by $0.2 million to $5.4 million in the 1998 period from $5.2 million in the 1997 period primarily as a result of increased direct sales expenses related to the increased sales volume offset by reductions in advertising and sales office/model operation expenses. General and administrative expenses decreased by $0.5 million to $3.2 million in the 1998 period from $3.7 million in the 1997 period, primarily as a result of the consolidation of certain California operations in the third quarter of 1997 and income from reimbursement of overhead expenses by joint ventures.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Income from unconsolidated joint ventures amounting to $0.5 was recorded in the 1998 period, with no corresponding amount in the comparable period for 1997. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997.

Total interest incurred decreased $0.6 million (7%) from $8.2 million in the 1997 period as a result of a decrease in the average amount of outstanding debt. Net interest expense remained the same at $2.2 million in the 1997 and 1998 periods.

Other income, net increased to $0.7 million in the 1998 period from $0.2 million in the 1997 period primarily as a result of increased income from mortgage operations, design center operations and recreational facilities.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales (which represent recorded revenues from closings) for the nine months ended September 30, 1998 were $236.5 million, an increase of $2.8 million (1%), from sales of $233.7 million for the nine months ended September 30, 1997. Revenue from sales of homes increased $2.4 million to $225.6 million in the 1998 period from $223.2 million in the 1997 period. This increase was due primarily to an increase in the number of units closed, offset by a decrease in the average sales prices of homes to $187,000 in the 1998 period from $188,200 in the 1997 period, which resulted primarily from a change in the mix of product.

Total operating income (loss), excluding the impairment loss on real estate assets, changed from a loss of $4.8 million in the 1997 period to an income of $5.6 million in the 1998 period. The excess of revenue from sales of homes over the related cost of sales increased by $8.8 million, to $31.4 million in the 1998 period from $22.6 million in the 1997 period. This increase was primarily due to (1) an increase in the number of units closed, (2) changes in product mix and (3) an improvement in margins at certain of the Company's projects as a result of increased sales prices. Impairment losses on real estate assets amounting to $74.0 million were recorded in the 1997 period, with no corresponding charge in the comparable period for 1998. Sales and marketing expenses decreased by $0.6 million from $15.8 million in the 1997 period to $15.2 million in the 1998 period, primarily due to reductions in advertising and sales office/model operations expenses. General and administrative expenses decreased by $1.9 million to $10.1 million in the 1998 period from $12.0 million in the 1997 period, primarily as a result of the consolidation of certain California operations in the third quarter of 1997 and income from reimbursement of overhead expenses by joint ventures.

Total interest incurred remained the same at $24.3 million in the 1997 and 1998 periods. Net interest expense increased to $7.1 million in the 1998 period from $5.0 million for the 1997 period. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Income from unconsolidated joint ventures amounting to $0.3 was recorded in the 1998 period, with no corresponding amount in the comparable period for 1997. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997.

Other income, net remained the same at $1.6 million in the 1997 and 1998 periods.

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


WORKING CAPITAL FACILITY

On July 6, 1998 California Presley completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100,000,000, and
(3) decrease the fees and costs compared to the prior revolving facility. The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at September 30, 1998 was approximately $140,000,000; however, the maximum loan under the Working Capital Facility, as stated above, is limited to $100,000,000. The principal outstanding under the Working Capital Facility at September 30, 1998 was $50,000,000.

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


CMR FACILITY

Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by the Company. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At September 30, 1998, the revolving line of credit had an outstanding balance of $9,670,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00%. In August 1998, the maturity date of this line was extended to April 16, 1999.


SELLER FINANCING

Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At September 30, 1998, the Company had outstanding notes payable related to land acquisitions for which seller financing was provided in the amount of $5,856,080.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



JOINT VENTURE FINANCING

As of September 30, 1998, the Company had formed eleven joint ventures involved in the development and sale of residential housing projects. The Company contributed approximately $22,850,000 to these joint ventures and the Company's venture partners contributed approximately $97,076,000 to these joint ventures. In January 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value) and assumed the Company's non-recourse note payable of $12,500,000 relating to the purchase of land acquired from the Company. In March 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $6,300,000 (which also approximated the land's current market value) and repaid the Company's non-recourse note payable of $4,515,000 related to the purchase of this property. In May 1998, the Company contributed land to one of these joint ventures at the Company's approximate book value of $29,381,000 (which also approximated the project's current market value). The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.


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


CASH FLOWS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net cash provided by (used in) operating activities changed from a use of $31.0 million in the 1997 period to a source of $2.9 million in the 1998 period primarily as a result of increased income and reductions in real estate inventories.

Net cash provided by (used in) investing activities changed from a use of $0.6 million in the 1997 period to a source of $14.0 million in the 1998 period primarily as a result of investment activity with unconsolidated joint ventures.

Net cash provided by (used in) financing activities changed from a source of $32.4 million in the 1997 period to a use of $14.3 million in the 1998 period primarily as a result of the repurchase of $20.0 million of 12 1/2% Senior Notes and reduced net borrowings from notes payable.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



YEAR 2000 ISSUE

The term "year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed by applicable manufacturers without consideration for the upcoming change in the century. If not corrected, such programs may cause computer systems to fail or to miscalculate data. Due to the year 2000 issue, the Company has undertaken a project to modify or replace portions of its existing computer operating systems so that they will function properly with respect to dates in the year 2000 and thereafter.

To date, the Company's year 2000 compliance effort has been focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). The Company determined that the highest priority project based on greatest business risk and greatest technical effort should be the conversion and upgrade of the Company's JD Edwards primary accounting systems (the "JD Edwards Programs"). The version of the JD Edwards programs which the Company is currently using is not Year 2000 compliant. However, the Company has acquired and installed a Year 2000 compliant version of the software and is currently testing such software and developing programs to convert its current applications to the new version of the software. Based on current evaluations, the Company believes that this conversion will be implemented no later than March 31, 1999 and will have minimal effects on its systems and that the cost incurred in that connection will not be material.

The Company is currently completing an assessment of other internal systems used by the Company in various of its operations as well as an assessment of third party suppliers to the Company. These assessments are currently expected to be substantially completed by the first quarter of 1999. As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions and other third parties will be examined to determine the status of their year 2000 issue efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own year 2000 issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. There is no assurance that such third parties will not suffer a year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition and results of operations.

                              THE PRESLEY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The Company acknowledges that its failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue risks from third party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third party delivery of materials and government approvals. The Company's year 2000 project is expected to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue and, in particular, about the year 2000 compliance of material third parties. To date, the Company has not identified any operating systems, either of its own or of a material third party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented.

Management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the year 2000 issue. The Company's ability to complete the year 2000 modifications outlined above prior to any anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no assurance that these modifications will be successful.

The Company currently anticipates that its operating systems will be year 2000 ready well before January 1, 2000, and that the year 2000 issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.


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

                              THE PRESLEY COMPANIES

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5. Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  EXHIBITS.

           10.1 Modification to Master Credit Agreement, dated as of August 25, 1998, by and between Carmel Mountain Ranch, a California general partnership (Borrower) and Bank One, Arizona, N.A., a national banking association (Bank)

           10.2     Form of Severance Agreements dated September 24, 1998

           27       Financial Data Schedule

           (B)  REPORTS ON FORM 8-K.

                    JULY 2, 1998. A report on Form 8-K was filed by the Company in reference to the announcement by the Company of the receipt of a non-binding proposal by William Lyon to acquire all of the Company's outstanding stock.

                    OCTOBER 28, 1998. A report was filed by the Company on Form 8-K related to the Company's purchase of $20,000,000 principal amount of its 12 1/2% Senior Notes.

                              THE PRESLEY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 12, 1998               By: /s/ David M. Siegel
                                          ----------------------------
                                          DAVID M. SIEGEL
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer (Principal
                                          Financial Officer)



Date: November 12, 1998

                                      By: /s/ W. Douglass Harris
                                          ------------------------------
                                          W. DOUGLASS HARRIS
                                          Vice President, Corporate Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

    10.1 Modification to Master Credit Agreement, dated as of August 25, 1998, by and between Carmel Mountain Ranch, a California general partnership (Borrower) and Bank One, Arizona, N.A., a national banking association (Bank)

    10.2            Form of Severance Agreements dated September 24, 1998

    27              Financial Data Schedule