Form 10-K
period 1998-12-31
PRESLEY COMPANIES /DE
filed 1999-03-31
CIK 878093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------
  (MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 640-6400

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1999 was $16,399,925. (This calculation assumes that all officers and directors of the Company are affiliates.)

     The number of shares of Series A Common Stock and Series B Common Stock outstanding as of March 10, 1999 was 34,792,732 and 17,402,946, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for the Annual Meeting of Holders of Series A Common Stock to be held on May 10, 1999 are incorporated herein by reference into Part III.

================================================================================

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
                                    PART I
Item 1.  Business....................................................     1
Item 2.  Properties..................................................    13
Item 3.  Legal Proceedings...........................................    13
Item 4.  Submission of Matters to a Vote of Security Holders.........    13
                                   PART II
         Market for the Registrant's Common Equity and Related
Item 5.  Stockholder Matters.........................................    14
Item 6.  Selected Financial Data.....................................    15
         Management's Discussion and Analysis of Financial Condition
Item 7.  and Results of
         Operations..................................................    16
         Quantitative and Qualitative Disclosures About Market
Item 7A. Risk........................................................    28
Item 8.  Financial Statements and Supplementary Data.................    29
         Changes in and Disagreements with Accountants on Accounting
Item 9.  and
         Financial Disclosure........................................    29
                                   PART III
Item 10. Directors and Executive Officers of the Registrant..........    29
Item 11. Executive Compensation......................................    29
         Security Ownership of Certain Beneficial Owners and
Item 12. Management..................................................    29
Item 13. Certain Relationships and Related Transactions..............    29
                                   PART IV
         Exhibits, Consolidated Financial Statement Schedules and
Item 14. Reports on Form 8-K.........................................    29
         Index to Consolidated Financial Statements..................    35

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Presley Companies and subsidiaries ("Presley" or the "Company") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada. Since its founding in 1956, Presley has sold over 47,000 homes. At December 31, 1998 the Company conducted its homebuilding operations through six geographic regions (Southern California, San Diego, Northern California, Arizona, New Mexico and Nevada) including both wholly-owned projects and projects being developed in unconsolidated joint ventures. The Company believes that it was one of the largest homebuilders in California in terms of both sales and homes delivered in 1998. Approximately 55% of the Company's home closings were derived from its California operations. In 1998, the Company and its unconsolidated joint ventures had combined revenues of $409.4 million and delivered 1,925 homes. Beginning in early 1996, the Company's homebuilding operations have been conducted under the name Presley Homes.

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets, although it primarily emphasizes sales to the entry-level and move-up home buyer markets. The Company currently markets its homes through 46 sales locations in both its wholly-owned projects and projects being developed in unconsolidated joint ventures. In 1998, the average sales price for homes delivered was $202,300, with homes priced from $82,900 to $885,600.

     The Company and its unconsolidated joint ventures currently own approximately 7,658 lots (including 3,158 in unconsolidated joint ventures) and control an additional 4,141 lots (including 3,300 in unconsolidated joint ventures) on which to construct homes. Substantially all lots are entitled, except for approximately 4,900 lots in two unconsolidated joint ventures in Arizona which are in the preliminary entitlement stage. As used in this Annual Report on Form 10-K, "entitled" land has a Development Agreement and/or Vesting Tentative Map, or a final recorded plat or map from the appropriate county or city government. Development Agreements and Vesting Tentative Maps generally provide for the right to develop the land in accordance with the provisions of the Development Agreement or Vesting Tentative Map unless an issue arises concerning health, safety or general welfare. The Company's sources of supply of developed lots for its homebuilding operations are (1) development of its master-planned communities and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). As of December 31, 1998 approximately 64% of the total lots owned and controlled by the Company and its unconsolidated joint ventures are located in the Company's eight master-planned communities. Development of master-planned communities, which generally takes five to fifteen years from the date of initial land acquisition to completion, includes selecting sites and acquiring large parcels of undeveloped land, obtaining all necessary government approvals to build, and developing land, infrastructure and finished lots. The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 2 years.

     Prior to 1994, the Company had focused on the development of master-planned communities as a primary source of supply of developed lots for its homebuilding operations. Beginning in 1994, the Company's land acquisition strategy, to the extent permitted by the Company's financing arrangements, has been to undertake projects with shorter life-cycles in order to reduce development and market risk while maintaining an inventory of lots sufficient for construction of homes over a two or three year period. As part of this strategy, the Company's current plans are to: (i) acquire and develop parcels of land with up to approximately 300 lots, (ii) expand its homebuilding operations in the Southwest, particularly in its long established markets in California and Arizona, and in Nevada, where the Company entered the market in 1995 and (iii) continue to evaluate opportunities in land development and master-planned communities with the intention that any such projects would be funded in significant part by sources other than the Company.

     The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. In conjunction with the engagement of the financial advisor, a

Special Committee comprised of independent directors of the Company's Board of Directors was formed to evaluate strategic alternatives. The Company's actions were a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

     The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89.9 million loss for the year ended December 31, 1997 included a non-cash charge of $74.0 million as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5.7 million at December 31, 1997. As of December 31, 1998, the Company's stockholders' equity totaled $5.8 million.

     On December 31, 1998, the Company announced that, after unanimous approval by the Special Committee of independent directors, Presley had entered into a letter of intent with William Lyon Homes, Inc. ("William Lyon Homes") setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48.0 million together with the assumption of related liabilities, and (ii) the concurrent purchase by William Lyon Homes pursuant to a tender offer for not less than 40% and not more than 49% of the outstanding shares of Presley common stock held by stockholders other than William Lyon at a price of $0.62 per share. William Lyon Homes, which is owned by William Lyon and his son, William H. Lyon, is a California-based homebuilder and real estate developer with projects currently under development in Northern and Southern California. Following the completion of the proposed transactions, William Lyon, who is the current Chairman of the Board of Presley, would beneficially own between 55% and 65% (depending on the number of shares tendered) of the outstanding shares of Presley common stock and the remaining shares would continue to be publicly traded. The execution of the letter of intent followed a review over several months by the Special Committee, together with its financial and legal advisors, of strategic alternatives available to Presley as well as a review of other proposals received from third parties.

     Under the terms of the letter of intent, the proposed transactions are subject to various conditions, including the successful negotiation and execution of a definitive agreement, the receipt of opinions of Presley's advisors with respect to the fairness of the transactions to Presley and its stockholders as well as the solvency of Presley following consummation of the transactions, the receipt of real estate appraisals satisfactory to Presley and William Lyon Homes with respect to the real estate assets of William Lyon Homes, the approval of a definitive agreement by the respective boards of directors of Presley and William Lyon Homes by March 31, 1999, receipt of all required regulatory approvals and third party consents, including any required lender consents, the receipt of agreements from certain significant stockholders of Presley to tender their shares pursuant to the tender offer, the receipt of financing by Presley in an amount sufficient to enable Presley to finance the transactions, and the absence of any material adverse change in the business or financial condition of either Presley or William Lyon Homes.

     In addition, the letter of intent contemplates that each of the transactions will be structured so as to be subject to the successful completion of the other and that the parties will structure the transactions (including, if necessary, by imposing limitations on certain transfers of shares) so as to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating losses for tax purposes. The letter of intent also contemplates that Presley's 12 1/2% Senior Notes due 2001 shall remain outstanding without modification.

     The letter of intent provides that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes will negotiate exclusively with each other toward a definitive agreement until March 31, 1999.

     The letter of intent does not constitute a binding agreement to consummate the transactions and there can be no assurances that the parties ultimately will enter into a definitive agreement with respect to the transactions or that the conditions to the transactions will be satisfied.

     On February 18, 1999 the Company announced that it had received a letter from William Lyon, Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley, proposing a modification to the previously executed letter of intent with William Lyon Homes. Under the proposed modification, William Lyon Homes would make a tender offer for not more than 37% of the outstanding shares of common stock of Presley for a purchase price of $0.62 per share. In the event that more than 37% of the outstanding shares of common stock of Presley is tendered, William Lyon Homes will purchase shares from each tendering stockholder on a pro rata basis. The tender offer will be conditioned upon there being tendered and not withdrawn, a number of shares which constitutes at least 37% of the outstanding shares of Presley. The proposed modification also provides that the transaction will be structured to permit William Lyon or his affiliates, prior to consummation of the transaction and consistent with applicable securities laws, to sell shares of Presley common stock owned by them up to a maximum of 4% of the total number of shares of Presley common stock presently outstanding. The proposed modification is currently being considered by the Special Committee of independent directors.

     On March 30, 1999, the parties amended the letter of intent to extend its term and the period of exclusive negotiation to April 30, 1999. The condition included in the letter of intent that the boards of directors of Presley and William Lyon Homes must approve a definitive agreement by March 31, 1999 was also extended to April 30, 1999. The parties have also agreed that William Lyon Homes may participate in discussions and negotiations with the holders of Presley's Series B Common Stock regarding the purchase by William Lyon Homes of such percentage of the Series B holder's shares so as to reduce such Series B holder's ownership interest in Presley Common Stock to between 4.9% and 5% of Presley's outstanding Common Stock following consummation of the proposed transactions. William Lyon Homes may also seek commitments from the Series B holders to sell additional shares to the extent that the number of shares of Series A Common Stock tendered in the tender offer are below the minimum threshold set forth in a definitive agreement. Any such negotiations are to be conducted exclusively so as to obtain the consent of the Series B holders to the proposed transactions and to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating loss carryforwards for tax purposes. William Lyon Homes is required to notify the Special Committee regarding the details of any such discussions and negotiations. William Lyon Homes may not enter into any agreement with any Series B Holder prior to receiving the written approval from the Special Committee or Presley's Board of Directors.

     In connection with these events, the Company has incurred costs of approximately $1.3 million for the year ended December 31, 1998 which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998 and December 4, 1998, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998 and September 30, 1998, respectively. The Company acquired Senior Notes with a face amount of $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, and again after September 30, 1998 and prior to December 4, 1998, and therefore was not required to make said offers. As a result of these transactions, the Company has recognized a net gain of $2.7 million during the year ended December 31, 1998, after giving effect to income taxes and amortization of related loan costs.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20 million of Senior Notes. At December 31, 1998, the Company's Consolidated Tangible Net Worth was $2.4 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     On July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100 million and
(3) decrease the fees and costs compared to the prior revolving facility.

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

     As of December 31, 1998, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 6 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

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

     The Company had total revenues from operations of $368.3 million, $329.9 million and $319.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Homes closed by the Company were 1,925, 1,597 and 1,838 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Presley's operations are dependent to a significant extent on debt financing and, beginning in the fourth quarter of 1997, on joint venture financing. The Company's principal credit sources are the 12 1/2% Senior Notes, a Working Capital Facility, a joint venture facility, and seller-provided financing. The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200.0 million of 12 1/2% Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. At December 31, 1998, the outstanding principal amount of the 12 1/2% Senior Notes was $140.0 million. The Working Capital Facility is a revolving line of credit facility with a maximum commitment of $100.0 million. The Working Capital Facility is secured by substantially all of the Company's assets. At December 31, 1998, the outstanding principal amount under the Working Capital Facility was $44.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Notes 3 and 7 of "Notes to Consolidated Financial Statements."

     The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, mortgage and other interest rates, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, and the availability and cost of land for future development. At this time, the Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business or other conditions and capitalize on business opportunities.

     The Company's principal executive offices are located at 19 Corporate Plaza, Newport Beach, California 92660 and its telephone number is (949) 640-6400. The Company was incorporated in the State of Delaware on August 7, 1991.

THE COMPANY'S MARKETS

     The Company is currently operating through six geographic regions: Southern California, San Diego, Northern California, Arizona, New Mexico, and Nevada. Each of the regions has responsibility for the management of the Company's homebuilding and development operations within the geographic boundaries of the region.

     The following table sets forth sales from real estate operations attributable to each of Presley's homebuilding regions during the preceding three fiscal years:

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                  1998                1997                1996
                                            ----------------    ----------------    ----------------
                                             DOLLAR    % OF      DOLLAR    % OF      DOLLAR    % OF
                                             AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                                            --------   -----    --------   -----    --------   -----
                                                             (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
  Southern California(1)..................  $ 80,868     20%    $120,641     37%    $128,153     40%
  San Diego(2)............................    70,390     17%      30,464      9%      40,799     13%
  Northern California(3)..................    76,117     19%      83,171     25%      68,100     21%
  Arizona(4)..............................    68,803     17%      50,550     15%      57,065     18%
  New Mexico(5)...........................    27,067      7%      19,996      6%      16,180      5%
  Nevada(6)...............................    44,487     11%      25,120      8%       8,700      3%
  Other...................................       550      0%          --      0%          --      0%
                                            --------    ---     --------    ---     --------    ---
                                             368,282     91%     329,942    100%     318,997    100%
                                            --------    ---     --------    ---     --------    ---
UNCONSOLIDATED JOINT VENTURES
  Southern California(1)..................       871      0%          --      0%          --      0%
  San Diego(2)............................    26,725      6%          --      0%          --      0%
  Northern California(3)..................    13,485      3%          --      0%          --      0%
                                            --------    ---     --------    ---     --------    ---
                                              41,081      9%          --      0%          --      0%
                                            --------    ---     --------    ---     --------    ---
COMBINED
  Southern California(1)..................    81,739     20%     120,641     37%     128,153     40%
  San Diego(2)............................    97,115     23%      30,464      9%      40,799     13%
  Northern California(3)..................    89,602     22%      83,171     25%      68,100     21%
  Arizona(4)..............................    68,803     17%      50,550     15%      57,065     18%
  New Mexico(5)...........................    27,067      7%      19,996      6%      16,180      5%
  Nevada(6)...............................    44,487     11%      25,120      8%       8,700      3%
  Other...................................       550      0%          --      0%          --      0%
                                            --------    ---     --------    ---     --------    ---
                                            $409,363    100%    $329,942    100%    $318,997    100%
                                            ========    ===     ========    ===     ========    ===

---------------
(1) The Southern California Region consists of operations in Los Angeles, Orange, Riverside, San Bernardino and Ventura Counties.

(2) The San Diego Region consists of operations in San Diego and Riverside Counties.

(3) The Northern California Region consists of operations in Alameda, Contra Costa, El Dorado, Sacramento, Solano, Yolo and Santa Clara Counties.

(4) The Arizona Region consists of operations in the Phoenix area and, until January 1999, Tucson, Arizona.

(5) The New Mexico Region consists of operations in Albuquerque and Santa Fe, New Mexico.

(6) The Nevada Region consists of operations in the Las Vegas area.

     For financial information concerning segments, see the "Consolidated Financial Statements" and Note 1 of "Notes to Consolidated Financial Statements."

HOMEBUILDING

     The Company currently has a wide variety of product lines which enables it to meet the specific needs of each of its markets. The Company's products include entry-level, move-up and luxury homes and lots for custom homes, although it primarily emphasizes sales to the entry-level and move-up home markets. The Company believes that this diversified product strategy enables it to mitigate some of the risks inherent in the homebuilding industry and to meet a variety of market conditions. In order to reduce exposure to local market conditions, the Company's sales locations are geographically dispersed. The Company currently has 46 sales locations.

     Because the decision as to which product to develop is based on the Company's assessment of market conditions and the restrictions imposed by government regulations, homestyles and sizes vary from project to project. The Company's attached housing ranges in size from 868 to 1,383 square feet, and the Company's detached housing ranges from 940 to 4,655 square feet.

     Due to Presley's product and geographic diversification strategy, the prices of Presley's homes also vary substantially. Prices for Presley's attached housing range from approximately $134,000 to $203,000 and prices for detached housing range from approximately $81,900 to $885,600. The average sales price of Presley's homes for the year ended December 31, 1998 was $202,300.

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

DESCRIPTION OF PROJECTS

     During the year ended December 31, 1998 approximately 34% of the homes closed by the Company were in the Company's master-planned communities. Presley's master-planned communities usually involve the development of hundreds of acres of raw land into a large community providing homeowners with the opportunity for employment, recreation, shopping and education within the community or in close proximity to it. The homes within these communities include a wide variety of detached and attached entry-level, move-up and luxury homes, and may also contain apartments. Within these communities Presley also may sell individual lots for custom homes, multiple lots for construction of homes by other builders and parcels for commercial, industrial and apartment development. These communities may offer a variety of recreational amenities which may include golf courses, equestrian centers, tennis courts and swimming pools, among others.

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

                                                           UNITS           LOTS       HOMES CLOSED
                                          ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                             YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                              FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       1998           1998           1998        1998(2)(4)
 ------------------------    --------   -------------   ------------   ------------   ------------   ------------
                                               SOUTHERN CALIFORNIA
WHOLLY-OWNED:
Sun Lakes Country Club
  (Riverside County)
  Previously Closed
    Products...............    1987         1,794           1,794             0              0             0
  Villa Duplexes...........    1990           176             172             4              0             0
  Veranda..................    1994            25              23             2              0             0
  Executive Series.........    1995            87              85             2             10             0
  Promenade................    1996           439              58           381             29             5
  Atrium...................    1996           436              55           381             29             3
  Terrace..................    1996           407              57           350             33             2
                                           ------          ------         -----          -----           ---
                                            3,364           2,244         1,120            101            10
                                           ------          ------         -----          -----           ---
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
  Products.................    1989           847             847             0              0             0
  Series "300".............    1998           327              13           314             13            14
  Series "400".............    1995           415             179           236             83            10
  Series "500".............    1995           375             161           214             83            31
                                           ------          ------         -----          -----           ---
                                            1,964           1,200           764            179            55
                                           ------          ------         -----          -----           ---
The Highlands (Orange
  County)
  Previously Closed
    Products...............    1989         1,748           1,748             0              0             0
  Monaco...................    1995           408             408             0             20             0
  Legacy...................    1995            84              84             0              6             0
                                           ------          ------         -----          -----           ---
                                            2,240           2,240             0             26             0
                                           ------          ------         -----          -----           ---
Beltierra (Los Angeles
  County)
  Previously Closed
    Products...............    1991           458             458             0              0             0
  Las Brisas...............    1995           185             185             0             61             0
                                           ------          ------         -----          -----           ---
                                              643             643             0             61             0
                                           ------          ------         -----          -----           ---
Fontana (San Bernardino
  County)..................    1998           275             147           128              7             8
                                           ------          ------         -----          -----           ---
North Park -- Valencia (Los
  Angeles County)..........    1996            48              48             0              1             0
                                           ------          ------         -----          -----           ---
Carey Ranch -- Sylmar (Los
  Angeles County)..........    1997           138             105            33             84            29
                                           ------          ------         -----          -----           ---
Granada Hills (Los Angeles
  County)..................    1999            37               0            37              0             9
                                           ------          ------         -----          -----           ---
Oak Park -- Irvine (Orange
  County)..................    1998           126              12           114             12            59
                                           ------          ------         -----          -----           ---
        Total
          wholly-owned.....                 8,835           6,639         2,196            471           170
                                           ======          ======         =====          =====           ===
UNCONSOLIDATED JOINT
  VENTURES:
Thousand Oaks (Ventura
  County)..................    1998           110               3           107              3            24
                                           ------          ------         -----          -----           ---
White Cloud Estates
  (Ventura County).........    1999            78               0            78              0             0
                                           ------          ------         -----          -----           ---
        Total
          unconsolidated
          joint ventures...                   188               3           185              3            24
                                           ------          ------         -----          -----           ---
SOUTHERN CALIFORNIA REGION
  TOTAL....................                 9,023           6,642         2,381            474           194
                                           ======          ======         =====          =====           ===


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------    ------------------
                                  SOUTHERN
                                  CALIFORNIA
WHOLLY-OWNED:
Sun Lakes Country Club
  (Riverside County)
  Previously Closed
    Products...............
  Villa Duplexes...........  $ 97,900 - 124,900
  Veranda..................  $ 89,990 - 125,990
  Executive Series.........  $108,900 - 135,900
  Promenade................  $117,900 - 125,900
  Atrium...................  $135,900 - 150,900
  Terrace..................  $165,900 - 185,900
Horsethief Canyon Ranch
  (Riverside County)
  Previously Closed
  Products.................
  Series "300".............  $122,900 - 135,900
  Series "400".............  $146,900 - 172,900
  Series "500".............  $173,900 - 191,900
The Highlands (Orange
  County)
  Previously Closed
    Products...............
  Monaco...................  $ 97,000 - 157,000
  Legacy...................  $380,000 - 445,000
Beltierra (Los Angeles
  County)
  Previously Closed
    Products...............
  Las Brisas...............  $105,000 - 143,900
Fontana (San Bernardino
  County)..................  $137,000 - 145,000
North Park -- Valencia (Los
  Angeles County)..........  $225,990 - 240,990
Carey Ranch -- Sylmar (Los
  Angeles County)..........  $210,900 - 246,900
Granada Hills (Los Angeles
  County)..................  $450,000 - 510,000
Oak Park -- Irvine (Orange
  County)..................  $134,000 - 203,000
        Total
          wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Thousand Oaks (Ventura
  County)..................  $272,000 - 297,000
White Cloud Estates
  (Ventura County).........
        Total
          unconsolidated
          joint ventures...
SOUTHERN CALIFORNIA REGION
  TOTAL....................

                                                           UNITS           LOTS       HOMES CLOSED
                                          ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                             YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                              FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       1998           1998           1998        1998(2)(4)
 ------------------------    --------   -------------   ------------   ------------   ------------   ------------
                                               NORTHERN CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club
  (Contra Costa County)
  Previously Closed
    Products...............    1989         1,063           1,063             0              0             0
  Falcon Ridge.............    1996           145             103            42             40            28
  Peacock Creek............    1996           142              87            55             27            17
  Town Center..............    1999            33               0            33              0             0
                                           ------          ------         -----          -----           ---
                                            1,383           1,253           130             67            45
                                           ------          ------         -----          -----           ---
The Preserve (Alameda)
  County)..................    1997            13              13             0              5             0
                                           ======          ======         =====          =====           ===
Twin Cities Mill Creek
  (Sacramento County)......    1996           116              97            19             51            17
                                           ------          ------         -----          -----           ---
Marina Woods
  (El Dorado County).......    1996            79              79             0             12             0
                                           ------          ------         -----          -----           ---
Eagle Ridge
  (Solano County)..........    1997           364             215           149             51            32
                                           ------          ------         -----          -----           ---
Mace Ranch -- Classics
  (Yolo County)............    1997            94              67            27             49            15
                                           ------          ------         -----          -----           ---
Mace Ranch -- Affordables
  (Yolo County)............    1997            28              24             4             19             4
                                           ------          ------         -----          -----           ---
        Total
          wholly-owned.....                 2,077           1,748           329            254           113
                                           ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT
  VENTURES:
Cerro Plata
  (Santa Clara County).....    2000           538               0           538              0             0
                                           ------          ------         -----          -----           ---
The Preserve
  (Alameda County).........    1997            87              16            71             16            34
                                           ------          ------         -----          -----           ---
        Total
          unconsolidated
          joint ventures...                   625              16           609             16            34
                                           ------          ------         -----          -----           ---
NORTHERN CALIFORNIA REGION
  TOTAL....................                 2,702           1,764           938            270           147
                                           ======          ======         =====          =====           ===

                                                    SAN DIEGO
WHOLLY-OWNED:
Discovery Hills
  (San Diego County)
  Previously Closed
    Products...............    1991           734             734             0              0             0
  Discovery Meadows........    1997           143             138             5             85             3
                                           ------          ------         -----          -----           ---
                                              877             872             5             85             3
                                           ------          ------         -----          -----           ---
Carmel Mountain Ranch (San
  Diego County)
  Previously Closed
    Products...............    1986         5,044           5,044             0              0             0
  The Summit...............    1997            86              49            37             49            13
  The Bluffs...............    1997           114              84            30             78            12
                                           ------          ------         -----          -----           ---
                                            5,244           5,177            67            127            25
                                           ------          ------         -----          -----           ---
Sycamore Ranch
  (Riverside County).......    1997           195              38           157             32             5
                                           ------          ------         -----          -----           ---
Vail Ranch
  (San Diego County).......    1999           154               0           154              0             0
                                           ------          ------         -----          -----           ---
        Total
          wholly-owned.....                 6,470           6,087           383            244            33
                                           ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT
  VENTURES:
Torrey Unit 1 -- The Sands
  (San Diego County).......    1998           107              46            61             46             7
                                           ------          ------         -----          -----           ---
Torrey Unit 4 -- The Shores
  (San Diego County).......    1998            59              26            33             26            13
                                           ------          ------         -----          -----           ---
Torrey Unit 6
  (San Diego County).......    1999            52               0            52              0             0
                                           ------          ------         -----          -----           ---


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------    ------------------
                                  NORTHERN
                                 CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club
  (Contra Costa County)
  Previously Closed
    Products...............
  Falcon Ridge.............  $366,450 - 419,450
  Peacock Creek............  $409,000 - 492,000
  Town Center..............
The Preserve (Alameda)
  County)..................  $768,600 - 885,600
Twin Cities Mill Creek
  (Sacramento County)......  $109,900 - 124,900
Marina Woods
  (El Dorado County).......  $243,900 - 292,900
Eagle Ridge
  (Solano County)..........  $206,950 - 269,950
Mace Ranch -- Classics
  (Yolo County)............  $185,900 - 226,900
Mace Ranch -- Affordables
  (Yolo County)............  $118,300 - 135,000
        Total
          wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Cerro Plata
  (Santa Clara County).....
The Preserve
  (Alameda County).........  $768,600 - 885,600
        Total
          unconsolidated
          joint ventures...
NORTHERN CALIFORNIA REGION
  TOTAL....................
                                 SAN DIEGO
WHOLLY-OWNED:
Discovery Hills
  (San Diego County)
  Previously Closed
    Products...............
  Discovery Meadows........  $188,900 - 209,900
Carmel Mountain Ranch (San
  Diego County)
  Previously Closed
    Products...............
  The Summit...............  $359,900 - 382,900
  The Bluffs...............  $272,900 - 312,900
Sycamore Ranch
  (Riverside County).......  $306,000 - 345,000
Vail Ranch
  (San Diego County).......
        Total
          wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Torrey Unit 1 -- The Sands
  (San Diego County).......  $338,900 - 356,900
Torrey Unit 4 -- The Shores
  (San Diego County).......  $407,900 - 430,900
Torrey Unit 6
  (San Diego County).......

                                                           UNITS           LOTS       HOMES CLOSED
                                          ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                             YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                              FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       1998           1998           1998        1998(2)(4)
 ------------------------    --------   -------------   ------------   ------------   ------------   ------------
Torrey Unit 14 -- The Cove
  (San Diego County).......    1999           108               0           108              0             5
                                           ------          ------         -----          -----           ---
Knollwood at Castle Creek
  (San Diego County).......    1999            77               0            77              0             0
                                           ------          ------         -----          -----           ---
Stonecrest
  (San Diego County).......    1999           110               0           110              0            19
                                           ------          ------         -----          -----           ---
Mercy Road  -- Allegra
  (San Diego County).......    1999           113               0           113              0            16
Otay Ranch
  (San Diego County).......    1999           213               0           213              0             0
                                           ------          ------         -----          -----           ---
        Total
          unconsolidated
          joint ventures...                   839              72           767             72            60
                                           ------          ------         -----          -----           ---
SAN DIEGO REGION TOTAL.....                 7,309           6,159         1,150            316            93
                                           ======          ======         =====          =====           ===
                                                     ARIZONA
WHOLLY-OWNED:
Settler's Point
  (Maricopa County)........    1995           103             103             0              1             0
                                           ------          ------         -----          -----           ---
McDowell Mt. Ranch
  (Maricopa County)........    1995            75              74             1              0             1
                                           ------          ------         -----          -----           ---
Estrella (Maricopa
  County)..................    1995           107              90            17             29            10
                                           ------          ------         -----          -----           ---
Eagle Mountain
  (Maricopa County)........    1996           101              80            21             35            15
                                           ------          ------         -----          -----           ---
Continental Ranch
  (Pima County)............    1995            97              97             0             30             0
                                           ------          ------         -----          -----           ---
Legend Trail
  (Maricopa County)........    1996           102              68            34             41             7
                                           ------          ------         -----          -----           ---
Williams Centre --Haciendas
  (Pima County)............    1996            50              48             2             18             1
                                           ------          ------         -----          -----           ---
Williams Centre -- Las
  Villas (Pima County).....    1997            46              45             1             45             1
                                           ------          ------         -----          -----           ---
McDowell Mt. Ranch "P"
  (Maricopa County)........    1997            69              59            10             33             9
                                           ------          ------         -----          -----           ---
Lone Mountain
  (Maricopa County)........    1997            44              26            18             23            18
                                           ------          ------         -----          -----           ---
Manzanita Heights
  (Maricopa County)........    1997            73              67             6             49             3
                                           ------          ------         -----          -----           ---
Crystal Gardens
  (Maricopa County)........    1997           157              57           100             50             7
                                           ------          ------         -----          -----           ---
Monument Vista
  (Pima County)............    1997           106             103             3             29             2
                                           ------          ------         -----          -----           ---
Sage Creek
  (Maricopa County)........    1999           437               0           437              0             0
                                           ------          ------         -----          -----           ---
Ironwood
  (Maricopa County)........    2000           220               0           220              0             0
                                           ------          ------         -----          -----           ---
        Total
          wholly-owned.....                 1,787             917           870            383            74
                                           ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate
  (Maricopa County)........    2000         1,597               0         1,597              0             0
                                           ------          ------         -----          -----           ---
        Total
          unconsolidated
          joint ventures...                 1,597               0         1,597              0             0
                                           ------          ------         -----          -----           ---
ARIZONA REGION TOTAL.......                 3,384             917         2,467            383            74
                                           ======          ======         =====          =====           ===

                                                   NEW MEXICO
WHOLLY-OWNED:
Summerfield
  (Bernalillo County)......    1995           195              89           106             69            10
                                           ------          ------         -----          -----           ---
Tuscany (Bernalillo
  County)..................    1996            87              87             0             36             0
                                           ------          ------         -----          -----           ---
Tierra Colinas
  (Santa Fe County)........    1996            21              21             0              0             0
                                           ------          ------         -----          -----           ---


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------    ------------------
Torrey Unit 14 -- The Cove
  (San Diego County).......  $352,900 - 372,900
Knollwood at Castle Creek
  (San Diego County).......  $196,900 - 214,900
Stonecrest
  (San Diego County).......  $214,900 - 242,900
Mercy Road  -- Allegra
  (San Diego County).......  $218,900 - 239,900
Otay Ranch
  (San Diego County).......
        Total
          unconsolidated
          joint ventures...
SAN DIEGO REGION TOTAL.....
                                  ARIZONA
WHOLLY-OWNED:
Settler's Point
  (Maricopa County)........  $137,400 - 156,900
McDowell Mt. Ranch
  (Maricopa County)........  $195,900 - 224,900
Estrella (Maricopa
  County)..................  $120,900 - 147,900
Eagle Mountain
  (Maricopa County)........  $189,900 - 233,900
Continental Ranch
  (Pima County)............  $133,900 - 165,900
Legend Trail
  (Maricopa County)........  $149,900 - 185,900
Williams Centre --Haciendas
  (Pima County)............  $169,900 - 196,900
Williams Centre -- Las
  Villas (Pima County).....  $124,400 - 141,400
McDowell Mt. Ranch "P"
  (Maricopa County)........  $201,900 - 230,900
Lone Mountain
  (Maricopa County)........  $234,900 - 291,900
Manzanita Heights
  (Maricopa County)........  $  82,900 - 93,900
Crystal Gardens
  (Maricopa County)........  $ 99,900 - 123,900
Monument Vista
  (Pima County)............  $187,900 - 231,900
Sage Creek
  (Maricopa County)........
Ironwood
  (Maricopa County)........
        Total
          wholly-owned.....
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate
  (Maricopa County)........
        Total
          unconsolidated
          joint ventures...
ARIZONA REGION TOTAL.......
                                 NEW MEXICO
WHOLLY-OWNED:
Summerfield
  (Bernalillo County)......  $ 90,400 - 107,750
Tuscany (Bernalillo
  County)..................  $106,900 - 143,900
Tierra Colinas
  (Santa Fe County)........  $146,540 - 262,900

                                                           UNITS           LOTS       HOMES CLOSED
                                          ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                             YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                              FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       1998           1998           1998        1998(2)(4)
 ------------------------    --------   -------------   ------------   ------------   ------------   ------------
Tuscany Hills
  (Bernalillo County)......    1996            30              27             3             10             3
                                           ------          ------         -----          -----           ---
Rancho del Sol
  (Santa Fe County)........    1996           195             103            92             41            12
                                           ------          ------         -----          -----           ---
The Courtyards at Park West
  (Bernalillo County)......    1996            77              47            30             27            11
                                           ------          ------         -----          -----           ---
Ventana (Bernalillo
  County)..................    1997            81              24            57             20             3
                                           ------          ------         -----          -----           ---
NEW MEXICO REGION TOTAL....                   686             398           288            203            39
                                           ======          ======         =====          =====           ===

                                                     NEVADA
WHOLLY-OWNED:
Mountainside
  (Clark County)...........    1996           158             158             0             21             0
                                           ------          ------         -----          -----           ---
Prominence (Clark
  County)..................    1996           100              98             2             51             2
                                           ------          ------         -----          -----           ---
Camden Park
  (Clark County)...........    1997           150              94            56             73            20
                                           ------          ------         -----          -----           ---
Monte Nero (Clark
  County)..................    1997            98              53            45             29             8
                                           ------          ------         -----          -----           ---
Royal Woods
  (Clark County)...........    1998           142              40           102             40            14
                                           ------          ------         -----          -----           ---
Deer Springs Ranch
  (Clark County)...........    1998           117              34            83             34             7
                                           ------          ------         -----          -----           ---
Cambridge Court
  (Clark County)...........    1998           177              31           146             31            19
                                           ------          ------         -----          -----           ---
NEVADA REGION TOTAL........                   942             508           434            279            70
                                           ======          ======         =====          =====           ===
GRAND TOTALS:
  Wholly-owned.............                20,797          16,297         4,500          1,834           499
  Unconsolidated joint
    ventures...............                 3,249              91         3,158             91           118
                                           ------          ------         -----          -----           ---
                                           24,046          16,388         7,658          1,925           617
                                           ======          ======         =====          =====           ===


                                SALES PRICE
 PROJECT (COUNTY) PRODUCT         RANGE(3)
 ------------------------    ------------------
Tuscany Hills
  (Bernalillo County)......  $128,800 - 154,900
Rancho del Sol
  (Santa Fe County)........  $ 94,900 - 156,900
The Courtyards at Park West
  (Bernalillo County)......  $125,500 - 150,900
Ventana (Bernalillo
  County)..................  $131,900 - 149,900
NEW MEXICO REGION TOTAL....
                                   NEVADA
WHOLLY-OWNED:
Mountainside
  (Clark County)...........  $121,490 - 149,990
Prominence (Clark
  County)..................  $146,990 - 174,990
Camden Park
  (Clark County)...........  $156,990 - 201,000
Monte Nero (Clark
  County)..................  $129,990 - 164,490
Royal Woods
  (Clark County)...........  $149,000 - 180,500
Deer Springs Ranch
  (Clark County)...........  $116,490 - 142,490
Cambridge Court
  (Clark County)...........  $138,500 - 156,500
NEVADA REGION TOTAL........
GRAND TOTALS:
  Wholly-owned.............
  Unconsolidated joint
    ventures...............

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

(4) Of the total homes subject to pending sales contracts as of December 31, 1998, 573 represent homes completed or under construction and 44 represent homes not yet under construction.

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

     The Company's homes are typically sold before or during construction through sales contracts which are usually accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at Presley's projects was approximately 19% during 1998. Cancellation rates are subject to a variety of factors beyond the Company's control such as adverse economic conditions and increases in mortgage interest rates.

     The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. From January 1, 1992 through March 31, 1995, the Company provided a five-year limited warranty for certain homes in the Company's Southern California Region. This five-year warranty exceeded the warranty offered by competitors and served as a marketing tool for the Company. The Company normally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims. The Company's historical experience is that one-year warranty claims generally fall within the one percent reserve. In addition, California law provides that consumers can seek redress for patent defects in new homes within four years from when the defect is discovered, or should have been discovered, provided that if the defect is latent there is an outside limit for seeking redress which is ten years from the completion of construction. In addition, because the Company generally subcontracts its homebuilding work to qualified subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payment from the Company for their work, the Company generally has recourse against the subcontractors or their insurance carriers for claims relating to the subcontractors' workmanship or materials. However, there can be no assurance that claims will not arise out of matters such as landslides, soil subsidence or earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements.

CUSTOMER FINANCING -- PRESLEY MORTGAGE COMPANY

     The Company seeks to assist its home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

     Presley Mortgage Company, a wholly owned subsidiary, began operations effective December 1, 1994 and is in operation to service the Company's operating regions. The mortgage company operates as a mortgage broker/loan correspondent and originates conventional, FHA and VA loans.

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

COMPETITION

     The homebuilding industry is highly competitive, particularly in the low and medium-price range where the Company currently concentrates its activities. Although Presley is one of California's largest homebuilders, the Company does not believe it has a significant market position in any geographic area which it serves due to the fragmented nature of the market. Due in significant part to the recent recession and its effect on the housing market, the Company has, since 1990, had to reduce its sales prices and offer greater incentives to buyers in order to effectively compete for sales in several of its markets. Beginning in 1997 the market has generally rebounded allowing the Company to selectively increase sales prices and reduce incentives while remaining competitive. A number of Presley's competitors have larger staffs, larger marketing organizations, and substantially greater financial resources than those of Presley. However, the Company believes that it competes effectively in its existing markets as a result of its product and geographic diversity, substantial development expertise, and its reputation as a low-cost producer of quality homes. Further, the Company sometimes gains a competitive advantage in locations where changing regulations make it difficult for competitors to obtain entitlements and/or government approvals which the Company has already obtained.

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

     Presley Mortgage Company is subject to state licensing laws as a mortgage broker as well as federal and state laws concerning real estate loans.

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

     The Company's six executive officers at the corporate level average more than 20 years of experience in the homebuilding and development industries within California and the Southwest. The Company combines decentralized management in those aspects of its business where detailed knowledge of local market conditions is important (such as governmental processing, construction, land development and sales and marketing), with centralized management in those functions where the Company believes central control is required (such as approval of land acquisitions and financial, personnel and legal matters).

     As of December 31, 1998, Presley's real estate development and homebuilding operations employed approximately 353 full-time and 30 part-time employees, including corporate staff, supervisory personnel of construction projects, maintenance crews to service completed projects, as well as persons engaged in administrative, finance and accounting, engineering, land acquisition, sales and marketing activities.

     Presley believes that its relations with its employees have been good. Some employees of the subcontractors which Presley utilizes are unionized, but virtually none of Presley's employees are union members. Although there have been temporary work stoppages in the building trades in Presley's areas of operation, to date none has had any material impact upon Presley's overall operations.

ITEM 2. PROPERTIES

  Headquarters

     Presley owns a 15,800 square foot building on leased land in Newport Beach, California which it uses for its corporate headquarters. The Company leases or owns properties for its area offices, design centers and Presley Mortgage Company, but none of these properties is material to the operation of Presley's business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings, most of which relate to routine litigation and some of which are covered by insurance. In the opinion of the Company's management, none of the uninsured claims involve claims which are material and unreserved or will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Series A Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol PDC. Public trading of the Series A Common Stock commenced on October 11, 1991. Prior to that date, there was no public market for the Series A Common Stock. There is no established trading market for the Company's Series B Common Stock. The following table sets forth the high and low sales prices for the Series A Common Stock as reported on the NYSE for the periods indicated.

                                                    HIGH        LOW
                                                   -------    -------
1997
  First Quarter..................................  $1.2500    $0.8750
  Second Quarter.................................   1.8750     1.0000
  Third Quarter..................................   1.9375     0.8125
  Fourth Quarter.................................   1.0625     0.5625

1998
  First Quarter..................................  $1.1250    $0.6250
  Second Quarter.................................   1.1250     0.6875
  Third Quarter..................................   1.3125     0.5625
  Fourth Quarter.................................   0.7500     0.4375

     As of March 10, 1999, the closing price for the Company's Series A Common Stock as reported on the NYSE was $0.6250.

     As of March 10, 1999, there were 394 and 4 holders of record of the Company's Series A Common Stock and Series B Common Stock, respectively.

     The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and expects that for the foreseeable future it will follow a policy of retaining earnings in order to help finance its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements, general economic conditions and operating and financial condition of the Company, among other factors. In addition, the effect of the Company's principal financing agreements currently prohibits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity" and Notes 3 and 7 of "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company have been derived from the Consolidated Financial Statements of the Company and other available information. The summary should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein.

     As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 of "Notes to Consolidated Financial Statements," the consolidated financial statements for 1994, 1995, 1996, 1997 and 1998 have been prepared after giving retroactive effect as of January 1, 1994 to a capital restructuring and quasi-reorganization.

                                               1998       1997         1996         1995         1994
                                             --------   --------     --------     --------     --------
                                                   (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS
                                                                AND NUMBER OF HOMES)
STATEMENT OF OPERATIONS DATA:
  Sales
    Homes..................................  $348,352   $307,332     $317,366     $231,204     $262,866
    Lots, land and other...................    19,930     22,610        1,631       54,301        7,302
                                             --------   --------     --------     --------     --------
         Total sales.......................   368,282    329,942      318,997      285,505      270,168
  Income from unconsolidated joint
    ventures...............................     3,499         --           --           --           --
  Operating income (loss)..................    15,580    (84,534)         163      (41,335)      14,318
  Income (loss) before income taxes and
    extraordinary item.....................     8,305    (89,894)         152      (41,653)      10,232
  Credit (provision) for income taxes......    (1,191)        --           --        1,868       (4,195)
  Income (loss) before extraordinary
    item...................................     7,114    (89,894)         152      (39,785)       6,037
  Extraordinary item-gain from retirement
    of debt, net of applicable taxes.......     2,741         --           --        2,688           --
  Net income (loss)........................  $  9,855   $(89,894)    $    152     $(37,097)    $  6,037
  Basic and diluted earnings per common
    share:
    Before extraordinary item..............  $   0.14   $  (1.72)    $     --     $  (0.76)    $   0.11
    Extraordinary item.....................      0.05         --           --         0.05           --
                                             --------   --------     --------     --------     --------
    After extraordinary item...............  $   0.19   $  (1.72)    $     --     $  (0.71)    $   0.11
  Ratio of earnings to fixed
    charges(1)(2)..........................      1.31           (2)          (2)          (2)          (2)
BALANCE SHEET DATA:
  Real estate inventories..................  $174,502   $255,472     $306,381     $315,535     $382,055
  Total assets.............................   246,404    285,244      331,615      340,933      425,637
  Notes payable............................   195,393    254,935      208,524      224,434      272,717
  Stockholders' equity (deficit)...........     5,824     (5,681)      84,213       84,061      121,158
OPERATING DATA (including unconsolidated
  joint ventures):
  Number of homes sold.....................     2,139      1,718        1,804        1,488        1,423
  Number of homes closed...................     1,925      1,597        1,838        1,425        1,442
  Number of homes in escrow at end of
    period.................................       617        403          282          316          253
  Average sales prices of homes closed.....  $    202   $    192     $    173     $    162     $    182

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

(2) Earnings were not adequate to cover fixed charges by $25.4 million, $21.1 million, $67.1 million and $13.9 million for the years ended December 31, 1997, 1996, 1995, and 1994, respectively. These deficits, as well as the operating income (loss), include the effect of an impairment loss on real estate assets of $74 million in 1997, and $16.8 million in 1995 and reductions of real estate assets to estimated net realizable value of $9.4 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     General Overview. The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. In conjunction with the engagement of the financial advisor, a Special Committee comprised of independent directors of the Company's Board of Directors was formed to evaluate strategic alternatives. The Company's actions were a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

     The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89.9 million loss for the year ended December 31, 1997, included a non-cash charge of $74.0 million as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5.7 million at December 31, 1997. As of December 31, 1998, the Company's stockholders' equity totaled $5.8 million.

     On December 31, 1998, the Company announced that, after unanimous approval by the Special Committee of independent directors, Presley had entered into a letter of intent with William Lyon Homes, Inc. ("William Lyon Homes") setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48.0 million together with the assumption of related liabilities, and (ii) the concurrent purchase by William Lyon Homes pursuant to a tender offer for not less than 40% and not more than 49% of the outstanding shares of Presley common stock held by stockholders other than William Lyon at a price of $0.62 per share. William Lyon Homes, which is owned by William Lyon and his son, William H. Lyon, is a California-based homebuilder and real estate developer with projects currently under development in Northern and Southern California. Following the completion of the proposed transactions, William Lyon, who is the current Chairman of the Board of Presley, would beneficially own between 55% and 65% (depending on the number of shares tendered) of the outstanding shares of Presley common stock and the remaining shares would continue to be publicly traded. The execution of the letter of intent followed a review over several months by the Special Committee, together with its financial and legal advisors, of strategic alternatives available to Presley as well as a review of other proposals received from third parties.

     Under the terms of the letter of intent, the proposed transactions are subject to various conditions, including the successful negotiation and execution of a definitive agreement, the receipt of opinions of Presley's advisors with respect to the fairness of the transactions to Presley and its stockholders as well as the solvency of Presley following consummation of the transactions, the receipt of real estate appraisals satisfactory to Presley and William Lyon Homes with respect to the real estate assets of William Lyon Homes, the approval of a definitive agreement by the respective boards of directors of Presley and William Lyon Homes by March 31, 1999, receipt of all required regulatory approvals and third party consents, including any required lender consents, the receipt of agreements from certain significant stockholders of Presley to tender their shares pursuant to the tender offer, the receipt of financing by Presley in an amount sufficient to enable Presley to finance the transactions, and the absence of any material adverse change in the business or financial condition of either Presley or William Lyon Homes.

     In addition, the letter of intent contemplates that each of the transactions will be structured so as to be subject to the successful completion of the other and that the parties will structure the transactions (including, if necessary, by imposing limitations on certain transfers of shares) so as to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating losses for tax purposes. The letter of intent also contemplates that Presley's 12 1/2% Senior Notes due 2001 shall remain outstanding without modification.

     The letter of intent provides that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes will negotiate exclusively with each other toward a definitive agreement until March 31, 1999.

     The letter of intent does not constitute a binding agreement to consummate the transactions and there can be no assurances that the parties ultimately will enter into a definitive agreement with respect to the transactions or that the conditions to the transactions will be satisfied.

     On February 18, 1999 the Company announced that it had received a letter from William Lyon, Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley, proposing a modification to the previously executed letter of intent with William Lyon Homes. Under the proposed modification, William Lyon Homes would make a tender offer for not more than 37% of the outstanding shares of common stock of Presley for a purchase price of $0.62 per share. In the event that more than 37% of the outstanding shares of common stock of Presley is tendered, William Lyon Homes will purchase shares from each tendering stockholder on a pro rata basis. The tender offer will be conditioned upon there being tendered and not withdrawn, a number of shares which constitutes at least 37% of the outstanding shares of Presley. The proposed modification also provides that the transaction will be structured to permit William Lyon or his affiliates, prior to consummation of the transaction and consistent with applicable securities laws, to sell shares of Presley common stock owned by them up to a maximum of 4% of the total number of shares of Presley common stock presently outstanding. The proposed modification is currently being considered by the Special Committee of independent directors.

     On March 30, 1999, the parties amended the letter of intent to extend its term and the period of exclusive negotiation to April 30, 1999. The condition included in the letter of intent that the boards of directors of Presley and William Lyon Homes must approve a definitive agreement by March 31, 1999 was also extended to April 30, 1999. The parties have also agreed that William Lyon Homes may participate in discussions and negotiations with the holders of Presley's Series B Common Stock regarding the purchase by William Lyon Homes of such percentage of the Series B holder's shares so as to reduce such Series B holder's ownership interest in Presley Common Stock to between 4.9% and 5% of Presley's outstanding Common Stock following consummation of the proposed transactions. William Lyon Homes may also seek commitments from the Series B holders to sell additional shares to the extent that the number of shares of Series A Common Stock tendered in the tender offer are below the minimum threshold set forth in a definitive agreement. Any such negotiations are to be conducted exclusively so as to obtain the consent of the Series B holders to the proposed transactions and to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating loss carryforwards for tax purposes. William Lyon Homes is required to notify the Special Committee regarding the details of any such discussions and negotiations. William Lyon Homes may not enter into any agreement with any Series B Holder prior to receiving the written approval from the Special Committee or Presley's Board of Directors.

     In connection with these events, the Company has incurred costs of approximately $1.3 million for the year ended December 31, 1998 which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998 and December 4, 1998, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998 and September 30, 1998, respectively. The Company acquired Senior Notes with a face amount of $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, and again after September 30, 1998 and prior to December 4, 1998, and therefore was not required to make said offers. As a result of these transactions, the Company has recognized a net gain of $2.7 million during the year ended December 31, 1998, after giving effect to income taxes and amortization of related loan costs.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20 million of Senior Notes. At December 31, 1998, the Company's Consolidated Tangible Net Worth was $2.4 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     As more fully discussed under Working Capital Facility, on July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001,
(2) increase the loan commitment to $100 million and (3) decrease the fees and costs compared to the prior revolving facility.

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

     As of December 31, 1998, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated in the preparation of the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 6 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     At December 31, 1998 the Company had net operating loss carryforwards for Federal tax purposes of approximately $117.9 million, of which $5.1 million expires in 2007, $17.5 million expires in 2008, $27.4 million expires in 2009, $35.8 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $2.0 million expires in 2013. The Company's ability to utilize the tax benefits associated with its net operating loss carryforwards will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations. The Company presently cannot prohibit such ownership changes from occurring.

     The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, mortgage and other interest rates, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, and the availability and cost of lands for future development. At this time, the Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business or other conditions and capitalize on business opportunities.

RESULTS OF OPERATIONS

     Homes sold, closed and in backlog as of and for the periods presented are as follows:

                                                   AS OF AND FOR YEARS ENDED
                                                          DECEMBER 31,
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
Number of homes sold
  Company........................................   1,937     1,718     1,804
  Unconsolidated joint ventures..................     202        --        --
                                                   ------    ------    ------
                                                    2,139     1,718     1,804
                                                   ======    ======    ======
Number of homes closed
  Company........................................   1,834     1,597     1,838
  Unconsolidated joint ventures..................      91        --        --
                                                   ------    ------    ------
                                                    1,925     1,597     1,838
                                                   ======    ======    ======
Backlog of homes sold but not closed at end of
  period
  Company........................................     499       403       282
  Unconsolidated joint ventures..................     118        --        --
                                                   ------    ------    ------
                                                      617       403       282
                                                   ======    ======    ======
Dollar amount of backlog of homes sold but not
  closed at end of period (in millions)
  Company........................................  $111.8    $ 84.6    $ 52.7
  Unconsolidated joint ventures..................    53.3        --        --
                                                   ------    ------    ------
                                                   $165.1    $ 84.6    $ 52.7
                                                   ======    ======    ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of December 31, 1998 was $165.1 million as compared to $84.6 million as of December 31, 1997 and $222.8 million as of September 30, 1998. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 19% during 1998.

     The number of homes closed in the fourth quarter of 1998 increased 69.6 percent to 697 from 411 in the fourth quarter of 1997. Net new home orders for the quarter ended December 31, 1998 increased 1.7 percent to 429 units from 422 for the quarter ended December 31, 1997. For the fourth quarter of 1998, net new orders decreased 21.9 percent to 429 from 549 units in the third quarter of 1998. The backlog of homes sold as of December 31, 1998 was 617, up 53.1 percent from 403 units as of December 31, 1997, and down 30.3 percent from 885 units at September 30, 1998. The Company's inventory of completed and unsold homes as of December 31, 1998 decreased to 50 units from 111 units as of December 31, 1997.

     The improvement in net new home orders, closings and backlog for the fourth quarter of 1998 as compared with the fourth quarter of 1997 is primarily the result of improved market conditions in substantially all of the Company's markets and additional sales locations as a result of new land acquisitions. At December 31, 1998, the Company had 46 sales locations as compared to 40 sales locations at December 31, 1997.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("Statement No. 121") which requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets (excluding interest) are less than the carrying amount of the assets. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less cost of disposal. Under the new pronouncement, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Accordingly, the net loss for the year ended December 31, 1997 included a non-cash charge of $74,000,000 to record impairment losses on certain of the Company's real estate assets.

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

     This Annual Report on Form 10-K does not attempt to discuss or describe all of the factors that influence or impact the evaluation of an impairment of the Company's real estate assets.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of product available for sale is expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expense during 1998, 1997, and 1996 was approximately $9.2 million, $7.8 million and $2.3 million, respectively.

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

     Comparison of Years Ended December 31, 1998 and 1997. Total sales (which represent recorded revenues from closings) for the year ended December 31, 1998 were $368.3 million, an increase of $38.4 million (11.6%), from sales of $329.9 million for the year ended December 31, 1997. Revenue from sales of homes increased $41.1 million to $348.4 million in 1998 from $307.3 million in 1997. This increase was due primarily to an increase in the number of homes closed to 1,834 in 1998 from 1,597 in 1997, partially offset by a decrease in the average sales prices of homes to $189,900 in 1998 from $192,000 in 1997 which resulted primarily from a change in product mix.

     Total operating income (loss) changed from a loss of $84.5 million in 1997 to an income of $12.1 million in 1998. The excess of revenue from sales of homes over the related cost of sales increased by $21.6 million, to $50.6 million in 1998 from $29.0 million in 1997. This increase was primarily due to (1) an increase in the number of units closed, (2) changes in product mix and (3) an improvement in margins at certain of the Company's projects as a result of increased sales prices. Impairment losses on real estate assets amounting to $74.0 million were recorded in 1997 compared to no impairment losses in 1998. Sales and marketing expenses decreased by $0.8 million (3.6%) to $21.5 million in 1998 from $22.3 million in 1997 primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses decreased slightly in the 1998 period from the 1997 period, primarily as a result of the consolidation of certain California operations in the third quarter of 1997 and reimbursement of overhead expenses from joint ventures.

     Income from unconsolidated joint ventures amounting to $3.5 million was recorded in the 1998 period, with no corresponding amount in the comparable period for 1997. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997.

     Total interest incurred during 1998 decreased $1.5 million to $31.5 million from $33.0 million in 1997 as a result of a decrease in the average amount of outstanding debt resulting from a reduction in real estate inventories. Net interest expense increased to $9.2 million in 1998 from $7.8 million for 1997. This increase was due primarily to a reduction in real estate assets which qualify for interest capitalization.

     As a result of the Company's engagement of a financial advisor in May 1998 as described previously in "General Overview", the Company has incurred costs of approximately $1.3 million for the year ended December 31, 1998.

     Other (income) expense, net increased $0.7 million to a net income of $3.2 million in 1998 from a net income of $2.5 million in 1997 primarily as a result of increased income from design center operations, mortgage company operations and interest income.

     As a result of the retirement of certain debt as described previously in "General Overview", the Company has recognized a net gain of $2.7 million during the year ended December 31, 1998, after giving effect to income taxes and amortization of related loan costs.

     Comparison of Years Ended December 31, 1997 and 1996. Total sales (which represent recorded revenues from closings) for the year ended December 31, 1997 were $329.9 million, an increase of $10.9 million (3.4%), from sales of $319.0 million for the year ended December 31, 1996. Revenue from sales of homes decreased $10.1 million to $307.3 million in 1997 from $317.4 million in 1996. This decrease was due primarily to a decrease in the number of homes closed to 1,597 in 1997 from 1,838 in 1996, partially offset by an increase in the average sales prices of homes to $192,000 in 1997 from $173,000 in 1996 which resulted primarily from increased sales prices, decreased buyer incentives and a change in the mix of product. Revenue from lots, land and other increased $21.0 million to $22.6 million in 1997 from $1.6 million in 1996, primarily as a result of sales of land to be used for commercial purposes, as well as the sale of a golf course formerly owned and operated by the Company.

     Total operating income (loss) changed from an income of $0.2 million in 1996 to a loss of $84.5 million in 1997. The excess of revenue from sales of homes over the related cost of sales decreased by $8.4 million, to $29.0 million in 1997 from $37.4 million in 1996. These decreases were primarily due to a decrease in the number of homes closed as described above and increases in costs such as interest and development. The excess of revenue from sales of lots, land and other over the related cost of sales decreased by $0.9 million to a loss of $1.3 million in 1997 from a loss of $0.4 million in 1996. Impairment losses on real estate assets amounting to $74.0 million were recorded in 1997 as compared to none in 1996. Sales and marketing expenses decreased by $0.6 million (2.6%) to $22.3 million in 1997 from $22.9 million in 1996 primarily as a result of a decrease in sales commissions directly attributable to a decrease in closed units, partially offset by an increase in advertising and other selling expenses in 1997 compared to 1996. General and administrative expenses increased by $2.0 million (14.3%) to $16.0 million in 1997 from $14.0 million in 1996, primarily as the result of additional staffing in expanding operating units in Arizona and Nevada.

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

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in the fourth quarter of 1997, by joint venture financing from newly formed joint ventures with venture partners that will provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"), a secured revolving lending facility (the "Working

Capital Facility") and a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the "CMR Facility").

     The letter of intent with William Lyon Homes includes the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48 million. The letter of intent is conditioned upon, among other things, the receipt of financing by Presley in an amount sufficient to finance the transaction.

     The ability of the Company to meet its obligations on the Senior Notes (including the repurchase obligation described in "General Overview" above) and its other indebtedness will depend to a large degree on its future performance, which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions. The Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business conditions and capitalize on business opportunities.

     The Company will in all likelihood be required to refinance the Senior Notes and the Working Capital Facility when they mature, and no assurances can be given that the Company will be successful in that regard.

  CAPITAL RESTRUCTURING AND QUASI-REORGANIZATION

     On March 28, 1994 the Company's Board of Directors approved a Plan for Capital Restructuring, which was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 20, 1994.

     In accordance with the Plan for Capital Restructuring, on March 29, 1994 the Company executed a definitive agreement with its lenders to restructure the Company's $340 million revolving line of credit (the "Revolving Facility"). The Plan was approved at the Company's Annual Meeting held on May 20, 1994 and on that date the lender group under the Company's Revolving Facility converted $95 million of outstanding debt under the Revolving Facility to equity through the issuance of 43,166,667 shares of a new series of common stock representing initially 70% of the outstanding shares of all series of common stock of the Company. As provided in the agreement with its lenders, when the Company completed its Senior Notes Offering of $200 million on June 29, 1994, as described below, the lending group returned to the Company a total of 8,809,524 shares of the new series of common stock, reducing their aggregate equity interest in the Company to 65% from 70%. In order to implement the Plan for Capital Restructuring, the Company's Certificate of Incorporation was amended to redesignate existing common stock as Series A Common Stock (the "Series A Common"), to establish a second series of common stock which was issued to the lender group (the "Series B Common"), and to increase the number of directors of the Company to nine, of which six are elected by holders of outstanding shares of Series A Common, and the remaining three are elected by the holders of outstanding shares of Series B Common. As a result of the conversion of a portion of the Series B Common in 1998, the number of directors elected by the holders of the Series B Common will be reduced to two at the Company's next Annual Meeting of Stockholders at which Series B Common directors are to be elected and the total number of directors will be reduced to eight.

     Concurrent with the conversion of debt to equity, under the Plan for Capital Restructuring, the Revolving Facility was reduced by $95 million to a total of $245 million comprised of a $150 million term facility ("the Term Facility") and a $95 million working capital facility ("the Working Capital Facility") (collectively, "the Debt Facilities"). In addition the lender group increased the Working Capital Facility by $20 million to a total of $115 million. Revolving credit loans under the Working Capital Facility may be borrowed, repaid and reborrowed from time to time prior to the termination date of the Working Capital Facility. The lender group had therefore provided Debt Facilities totaling $265 million to the Company. The terms of the Working Capital Facility are described more fully below.

     As described more fully below, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200 million of Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The Term Facility was repaid in full and the Working Capital Facility was reduced by $43 million from a portion of the proceeds from the issuance of the Senior Notes.

     The Series B Common ranks pari passu with the Series A Common in any liquidation of the Company. The Company may not declare or pay any dividends on the Series A Common unless equal dividends are declared and paid on the Series B Common.

     The Series B Common became convertible into Series A Common on a share-for-share basis at the option of the holder from and after May 20, 1997. On January 30, 1998 and June 30, 1998, the Company issued an aggregate of 2,677,836 and 14,276,361 shares, respectively, of its Series A Common as a result of the conversion of a like number of shares of its Series B Common. The shares of the Series A Common issued as a result of the conversion were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 3(a)(9) of the Securities Act.

     Foothill Capital Corporation held 14,276,361 shares of Series B Common as managing general partner of Foothill Partners, L.P., a Delaware limited partnership and Foothill Partners II, L.P., a Delaware limited partnership (together, the "Partnerships"). The 14,276,361 shares of Series A Common have been issued in the names of the individual partners of the Partnerships, as the beneficial owners of such shares.

     A sufficient number of shares of Series A Common were listed with the New York Stock Exchange and reserved for issuance with ChaseMellon Shareholder Services, Inc., the transfer agent for the Company.

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

     As described above in "General Overview", Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60 million for any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

     Upon certain changes of control as described in the Indenture, Presley must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. The letter of intent with William Lyon Homes described above contemplates that the transaction would be structured so as to not constitute a change of control as described in the Indenture.

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

     In April 1995, the Company purchased $10,000,000 principal amount of its outstanding Senior Notes at a cost of $8,465,000, resulting in a net gain of $724,000 after giving effect to related deferred loan costs and income taxes. In November 1997, the Company resold these Senior Notes held by the Company in treasury in a private placement.

     As of December 31, 1998, the outstanding 12 1/2% Senior Notes with a face value of $140 million were valued at a range from $120 million to $122 million, based on quotes from industry sources.

  WORKING CAPITAL FACILITY

     On July 6, 1998, California Presley completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100 million and (3) decrease the fees and costs compared to the prior revolving facility.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in the Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at December 31, 1998 was approximately $116 million; however, the maximum loan under the Working Capital Facility is limited to $100 million. The principal outstanding under the Working Capital Facility at December 31, 1998 was $44 million. In addition, $2 million of available loan capacity is restricted for letters of credit outstanding under the Working Capital Facility.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

     Upon completion of the new Working Capital Facility agreement, the Company paid a one-time, non-refundable Facility Fee of $2 million as well as a yearly non-refundable Administrative Fee of $100,000.

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

     The Working Capital Facility requires that mandatory prepayments be made to reduce the outstanding balance of loans to the extent of all funds in excess of $20 million in the principal operating accounts of the Company.

  CMR FACILITY

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by the Company. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At December 31, 1998, the revolving line of credit had an outstanding balance of $5.7 million. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00%. In August 1998, the maturity date of this line was extended to April 16, 1999. At the option of the borrower, the maturity date of this line may be extended from April 16, 1999 to August 16, 1999, subject to certain specified terms and conditions. The Company currently intends to exercise the option to extend the maturity date of this loan to August 16, 1999, and may, if necessary, seek to extend the maturity date beyond August 16, 1999.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At December 31, 1998, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $5.7 million within the Company's Arizona, New Mexico and Nevada regions.

  JOINT VENTURE FINANCING

     As of December 31, 1998, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 6 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     As of December 31, 1998, the Company's investment in such joint ventures was approximately $29.8 million and the Company's venture partners' investment in such joint ventures was approximately

$102.6 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $29.0 million at December 31, 1998.

     In January 1998, one of these joint ventures acquired land from the Company at the Company's book value of approximately $23,200,000 (which also approximated the land's current market value) and assumed the Company's non-recourse note payable of $12,500,000 secured by the land. The Company received cash of approximately $5,600,000 and was credited with a capital contribution of approximately $5,100,000 upon the formation of this joint venture. In March 1998, one of these joint ventures acquired land from the Company at the Company's book value of approximately $6,300,000 (which also approximated the land's current market value) and repaid the Company's non-recourse note payable of $4,515,000 secured by the land. The Company received cash of approximately $1,260,000 and was credited with a capital contribution of approximately $525,000 upon the formation of this joint venture. In May 1998, the Company contributed land to one of these joint ventures at the Company's book value of approximately $29,381,000 (which also approximated the project's current market value). The Company received cash of approximately $25,431,000 and was credited with a capital contribution of approximately $3,950,000 upon the formation of this joint venture. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

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

  CASH FLOWS -- COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net cash provided by (used in) operating activities changed from a use of $14.1 million in 1997 to a source of $55.1 million in 1998. The change was primarily as a result of increased income and reductions in real estate inventories.

     Net cash provided by (used in) investing activities changed from a use of $8.7 million in 1997 to a source of $5.8 million in 1998 primarily as a result of investment activity with unconsolidated joint ventures.

     Net cash provided by (used in) financing activities changed from a source of $22.9 million in 1997 to a use of $41.5 million in 1998 primarily as a result of the repurchase of $40.0 million principal amount of 12 1/2% Senior Notes and reduced net borrowings from notes payable.

  CASH FLOWS -- COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net cash provided by (used in) operating activities changed from a source of 15.6 million in 1996 at a use of $14.1 million in 1997. The change was primarily due to the incurrence of the net loss in 1997 compared to income in 1996.

     Net cash provided by (used in) investing activities changed from a source of $0.7 million in 1996 to a use of $8.7 million in 1997. The change was due primarily to an increase in investments in joint ventures, an increase in the amount of new notes receivable issued, a decrease in principal payments received on notes receivable and an increase in purchases of property and equipment.

     Net cash provided by (used in) financing activities changed from a use of $15.9 million in 1996 to a source of $22.9 million in 1997. The change was primarily due to a $139.1 million repayment of debt and a $20.0 million retirement of Senior Notes, offset by borrowings on notes payable totaling $172.0 million.

  IMPACT OF YEAR 2000

     The term "year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed without consideration for the upcoming change in the century. If not corrected, such programs may cause computer systems and equipment to fail or to miscalculate data. Due to the year 2000 issue, the Company has undertaken initiatives to modify or replace portions of its existing computer operating systems so that they will function properly with respect to dates in the year 2000 and thereafter.

     To date, the Company's year 2000 compliance effort has been focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). The Company determined that the highest priority project based on greatest business risk and greatest technical effort should be the conversion and upgrade of the Company's JD Edwards accounting systems (the "JD Edwards Programs"). The version of the JD Edwards programs which the Company is currently using is not Year 2000 compliant. However, the Company has acquired and installed a Year 2000 compliant version of the software and is currently testing such software and developing programs to convert its current applications to the new version of the software. Based on current evaluations, the Company believes that this conversion will be implemented no later than June 30, 1999 and will have minimal effects on its systems, and that the cost incurred in that connection will not be material.

     The Company has undertaken an assessment of other internal systems used by the Company in various of its operations. Internal systems used by the Company in its mortgage company operations, payroll processing and banking interfaces were all converted during 1998 to systems which are Year 2000 compliant and as such, the Company's efforts are 100% complete with respect to these systems. The implementation had minimal effect on its systems and the costs incurred in that connection were not material. Internal systems used by the Company in its design center operations are currently being converted to a system which is Year 2000 compliant. This implementation is expected to be completed no later than June 30, 1999 and the cost incurred in that connection will not be material.

     As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions and other third parties are being examined to determine the status of their year 2000 issue efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own year 2000 issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. There is no assurance that such third parties will not suffer a year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     The Company acknowledges that its failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue from third party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third party suppliers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third party delivery of materials and government approvals. The Company's year 2000 project is expected to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue. To date, the Company has not identified any operating systems, either of its own or of a material third party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented.

     Management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the year 2000 issue. The Company's ability to complete the year 2000 modifications outlined above prior to any anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware suppliers and manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no assurance that these modifications will be successful.

     The Company has incurred less than $50,000 in connection with its Year 2000 initiatives. The Company estimates its future costs related to its Year 2000 initiatives to be less than $200,000. The Company currently anticipates that its operating systems will be year 2000 ready well before January 1, 2000, and that the year 2000 issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

INFLATION

     Although inflation rates have been low in recent years, the Company's revenues and profitability may be affected by increased inflation rates and other general economic conditions. In periods of high inflation, demand for the Company's homes may be reduced by increases in mortgage interest rates. Further, the Company's profits will be affected by its ability to recover through higher sales prices increases in the costs of land, construction, labor and administrative expenses. The Company's ability to raise prices at such times will depend upon demand and other competitive factors.

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, whether an ownership change occurs which results in the limitation of the Company's ability to utilize the tax benefits associated with its net operating loss carryforwards, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations, whether a definitive agreement with William Lyon Homes is executed and consummated, whether the Company is able to refinance the outstanding balances of Senior Notes and Working Capital Facility at their respective maturities, and the availability and cost of land for future growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's revolving lines of credit with a total outstanding balance at December 31, 1998 of $49.7 million where the interest rate is variable based upon certain bank reference or prime rates. If interest rates were to increase by 10%, the estimated impact on the Company's consolidated financial statements would be to reduce income before taxes by approximately $200,000 based on amounts outstanding and rates in effect at December 31,

1998, as well as to increase capitalized interest by approximately $490,000 which would be amortized to cost of sales as unit closings occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Presley's consolidated financial statements and the report of the independent auditors, listed under Item 14, are submitted as a separate section of this report beginning on page 35 and are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Holders of Series A Common Stock to be held on May 10, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Holders of Series A Common Stock to be held on May 10, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Holders of Series A Common Stock to be held on May 10, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Holders of Series A Common Stock to be held on May 10, 1999.

                                    PART IV

ITEM 14.EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the page numbers specified below:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Operations.......................   38
Consolidated Statements of Stockholders' Equity.............   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

     (2) FINANCIAL STATEMENT SCHEDULES:

     Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

     (3) LISTING OF EXHIBITS:

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
     3.1(1)      Certificate of Incorporation of the Company.
     3.3(1)      Bylaws of the Company.
     4.1(1)      Specimen certificate of Common Stock.
    10.1(1)      Form of Indemnity Agreement, dated October 18, 1991, between the Company and Messrs. Lyon and Cable as Directors, and
                 dated December 12, 1991 as to the other Directors.
    10.2(1)      Form of Registration Rights Agreement, dated October 7,
                 1991, between the Company and William Lyon.
    10.3(1)      Form of Registration Rights Agreement, dated October 7,
                 1991, between the Company and each of the existing
                 stockholders other than William Lyon.
    10.4(1)      1991 Stock Option Plan.
    10.5(2)      Agreement for Redemption of Partnership Interest dated
                 December 30, 1992 between Carmel Mountain Ranch, a
                 California general partnership, The Presley Companies, a
                 California corporation, Presley CMR, Inc., a California
                 corporation, Home Capital Corporation, a California
                 corporation and Humboldt Financial Services Corp., a
                 California corporation.
    10.6(2)      Amended Statement of Partnership of Carmel Mountain Ranch
                 dated December 30, 1992.
    10.7(2)      Amendment to Amended and Restated Partnership Agreement of
                 Carmel Mountain Ranch dated December 29, 1992.
    10.8(3)      Agreement to Issue and Purchase Stock as dated for reference purposes the 25th day of March, 1994 by and among The
                 Presley Companies, a Delaware corporation, and Foothill
                 Capital Corporation, Continental Illinois Commercial
                 Corporation, First Plaza Group Trust (Mellon Bank, N.A.,
                 acting as trustee as directed by General Motors Investment
                 Management Corporation), Pearl Street, L.P., International
                 Nederlanden (U.S.) Capital Corporation, and
                 Whippoorwill/Presley Obligations Trust -- 1994 (Continental
                 Stock Transfer & Trust Company, as trustee under that
                 certain trust agreement dated as of January 11, 1994).
    10.9(4)      First Amendment to the Agreement to Issue and Purchase Stock
                 dated as of April 8, 1994 by and among The Presley
                 Companies, a Delaware corporation, and Foothill Capital
                 Corporation, Continental Illinois Commercial Corporation,
                 First Plaza Group Trust (Mellon Bank, N.A., acting as
                 trustee as directed by General Motors Investment Management
                 Corporation), Pearl Street, L.P., International Nederlanden
                 (U.S.) Capital Corporation, and Whippoorwill/Presley
                 Obligations Trust -- 1994 (Continental Stock Transfer &
                 Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994).
    10.10(4)     Form of Registration Rights Agreement dated as of May 20,
                 1994, by and among The Presley Companies, a Delaware
                 corporation and each of the holders of shares of the Series
                 B Common Stock.
    10.11(4)     Amended and Restated 1991 Stock Option Plan of The Presley
                 Companies, a Delaware corporation.
    10.12(5)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
    10.13(5)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and David M. Siegel.

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.14(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Nancy M. Harlan.
    10.15(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Linda L. Foster.
    10.16(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and W. Douglass Harris.
    10.17(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and C. Dean Stewart.
    10.18(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Alan Uman.
    10.19(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and William Lyon.
    10.20(6)     Agreement and Assignment; Mutual Releases, as of August 23,
                 1994, by and between Gateway Highlands, a California limited partnership, HSP Inc., a California corporation and The
                 Presley Companies, a California corporation.
    10.21(7)     Master Credit Agreement by and between Carmel Mountain
                 Ranch, a California general partnership and Bank One,
                 Arizona, N.A., a national banking association dated as of
                 February 15, 1995.
    10.22(8)     First Amendment to Master Credit Agreement by and between
                 Carmel Mountain Ranch, a California general partnership and
                 Bank One, Arizona, NA dated as of October 10, 1995.
    10.23(9)     Second Amendment to Master Credit Agreement and Secured
                 Promissory Note by and between Carmel Mountain Ranch, a
                 California general partnership ("Borrower"), and Bank One,
                 Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
    10.24(10)    Third Amendment to Master Credit Agreement, dated as of
                 September 25, 1997, by and between Carmel Mountain Ranch, a
                 California general partnership ("Borrower"), and Bank One,
                 Arizona, NA, a national banking association ("Bank").
    10.25(11)    Fifth Amended and Restated Loan Agreement, dated as of July
                 6, 1998, between Presley Homes (formerly The Presley
                 Companies), a California corporation, as the Borrower, and
                 Foothill Capital Corporation, as the Lender.
    10.26(11)    Modification to Master Credit Agreement dated as of March
                 17, 1998, between Carmel Mountain Ranch, a California
                 general partnership, as Borrower, and Bank One, Arizona, NA, a national banking association, as Bank.
    10.27(11)    Modification to Master Credit Agreement dated as of June 16,
                 1998, between Carmel Mountain Ranch, a California general
                 partnership, as Borrower, and Bank One, Arizona, NA, a
                 national banking association, as Bank.
    10.28(12)    Modification to Master Credit Agreement dated as of August
                 25, 1998, between Carmel Mountain Ranch, a California
                 general partnership, as Borrower, and Bank One, Arizona, NA, a national banking association, as Bank.

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.29(12)    Form of Severance Agreements dated September 24, 1998.
    10.30        Presley Homes 1998 Bonus Plan.
    10.31(13)    Letter of Intent dated December 31, 1998 by and among
                 William Lyon Homes, Inc., a California corporation, The
                 Presley Companies, a Delaware corporation and The Presley
                 Companies, a California corporation.
    10.32        Amendment to Letter of Intent dated March 30, 1999 by and
                 among William Lyon Homes, Inc., a California corporation,
                 The Presley Companies, a Delaware corporation and Presley
                 Homes, a California corporation.
    21.1         List of Subsidiaries of the Company.
    27           Financial Data Schedule.

---------------
 (1) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto, (S.E.C. Registration No. 33-42161) and incorporated herein by this reference.

 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

 (4) Previously filed as an exhibit to the Company's Proxy Statement for Annual Meeting of Stockholders held on May 20, 1994 and incorporated herein by this reference.

 (5) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by this reference.

 (7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated herein by this reference.

 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by this reference.

 (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998.

     (b) Reports on Form 8-K

     OCTOBER 28, 1998. A Report on Form 8-K (Item 5) was filed by the Company related to the Company's purchase of $20,000,000 principal amount of its 12 1/2% Senior Notes.

     DECEMBER 31, 1998. A Report on Form 8-K (Item 5) was filed by the Company in reference to the announcement that the Company entered into a letter of intent with William Lyon Homes, Inc. ("William Lyon Homes") setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48,000,000 together with the assumption of related liabilities, and (ii) the concurrent purchase by William Lyon Homes pursuant to a tender offer for not less than 40% and not more than 49% of the outstanding shares of Presley common stock held by stockholders other than William Lyon at a price of $0.62 per share.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ WILLIAM LYON                     Chairman of the Board and        March 23, 1999
-----------------------------------------------------  Director
                    William Lyon

                  /s/ WADE H. CABLE                    Director, Chief Executive        March 23, 1999
-----------------------------------------------------  Officer and President
                    Wade H. Cable                      (Principal Executive Officer)

                 /s/ JAMES E. DALTON                   Director                         March 23, 1999
-----------------------------------------------------
                   James E. Dalton

                /s/ GREGORY P. FLYNN                   Director                         March 23, 1999
-----------------------------------------------------
                  Gregory P. Flynn

                                                       Director                         March   , 1999
-----------------------------------------------------
                   Charles Froland

                /s/ STEVEN B. SAMPLE                   Director                         March 23, 1999
-----------------------------------------------------
                  Steven B. Sample

                                                       Director                         March   , 1999
-----------------------------------------------------
                    Karen Sandler

               /s/ MARSHALL E. STEARNS                 Director                         March 23, 1999
-----------------------------------------------------
                 Marshall E. Stearns

                   /s/ RAY A. WATT                     Director                         March 23, 1999
-----------------------------------------------------
                     Ray A. Watt

                 /s/ DAVID M. SIEGEL                   Senior Vice President, Chief     March 23, 1999
-----------------------------------------------------  Financial Officer and Treasurer
                   David M. Siegel                     (Principal Financial Officer)

               /s/ W. DOUGLASS HARRIS                  Vice President and Corporate     March 23, 1999
-----------------------------------------------------  Controller (Principal
                 W. Douglass Harris                    Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             THE PRESLEY COMPANIES

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Operations.......................   38
Consolidated Statements of Stockholders' Equity (Deficit)...   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

REQUIRED SCHEDULES

     Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Presley Companies

     We have audited the accompanying consolidated balance sheets of The Presley Companies as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Presley Companies at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                          /s/  ERNST & YOUNG LLP

Newport Beach, California
February 16, 1999

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                    (NOTE 2)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash and cash equivalents...................................  $ 23,955    $  4,569
Receivables -- Note 4.......................................     8,613       8,652
Real estate inventories -- Notes 1 and 5....................   174,502     255,472
Investments in and advances to unconsolidated joint
  ventures -- Note 6........................................    30,462       7,077
Property and equipment, less accumulated depreciation of
  $3,156 and $2,339 at December 31, 1998 and 1997,
  respectively..............................................     2,912       3,613
Deferred loan costs -- Note 1...............................     3,381       3,266
Other assets................................................     2,579       2,595
                                                              --------    --------
                                                              $246,404    $285,244
                                                              ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable............................................  $ 17,364    $ 12,854
Accrued expenses............................................    27,823      23,136
Notes payable -- Note 7.....................................    55,393      74,935
12 1/2% Senior Notes Due 2001 -- Note 7.....................   140,000     180,000
                                                              --------    --------
                                                               240,580     290,925
                                                              --------    --------
Commitments and contingencies -- Note 12
Stockholders' equity (deficit) -- Notes 3 and 9
  Common stock:
     Series A common stock, par value $.01 per share;
      100,000,000 shares authorized; 34,792,732 and
      17,838,535 shares issued and outstanding at December
      31, 1998 and 1997, respectively.......................       348         178
     Series B restricted voting convertible common stock,
      par value $.01 per share; 50,000,000 shares
      authorized; 17,402,946 and 34,357,143 shares issued
      and outstanding at December 31, 1998 and 1997,
      respectively..........................................       174         344
  Additional paid-in capital................................   116,249     114,599
  Accumulated deficit from January 1, 1994..................  (110,947)   (120,802)
                                                              --------    --------
                                                                 5,824      (5,681)
                                                              --------    --------
                                                              $246,404    $285,244
                                                              ========    ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                    (NOTE 2)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
Sales
  Homes.................................................  $ 348,352    $ 307,332    $ 317,366
  Lots, land and other -- Note 11.......................     19,930       22,610        1,631
                                                          ---------    ---------    ---------
                                                            368,282      329,942      318,997
                                                          ---------    ---------    ---------
Operating costs
  Cost of sales -- homes................................   (297,781)    (278,299)    (279,988)
  Cost of sales -- lots, land and other.................    (20,992)     (23,902)      (1,991)
  Impairment loss on real estate assets -- Note 1.......         --      (74,000)          --
  Sales and marketing...................................    (21,463)     (22,279)     (22,877)
  General and administrative............................    (15,965)     (15,996)     (13,978)
                                                          ---------    ---------    ---------
                                                           (356,201)    (414,476)    (318,834)
                                                          ---------    ---------    ---------
Income from unconsolidated joint ventures -- Note 6.....      3,499           --           --
                                                          ---------    ---------    ---------
Operating income (loss).................................     15,580      (84,534)         163
Interest expense, net of amounts capitalized -- Note
  7.....................................................     (9,214)      (7,812)      (2,256)
Financial advisory expenses -- Note 2...................     (1,286)          --           --
Other income (expense), net.............................      3,225        2,452        2,245
                                                          ---------    ---------    ---------
Income (loss) before income taxes and extraordinary
  item..................................................      8,305      (89,894)         152
Provision for income taxes -- Notes 3 and 9.............     (1,191)          --           --
                                                          ---------    ---------    ---------
Income (loss) before extraordinary item.................      7,114      (89,894)         152
Extraordinary item -- gain from retirement of debt, net
  of applicable income taxes of $459 -- Notes 3, 9 and
  10....................................................      2,741           --           --
                                                          ---------    ---------    ---------
Net income (loss).......................................  $   9,855    $ (89,894)   $     152
                                                          =========    =========    =========
Basic and diluted earnings per common share: -- Note 1
  Before extraordinary item.............................  $    0.14    $   (1.72)   $      --
  Extraordinary item....................................  $    0.05           --           --
                                                          ---------    ---------    ---------
  After extraordinary item..............................  $    0.19    $   (1.72)   $      --
                                                          =========    =========    =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                    (NOTE 2)

                                                                                               RETAINED
                                                     COMMON STOCK                              EARNINGS
                                          ----------------------------------                 (ACCUMULATED
                                             SERIES A           SERIES B       ADDITIONAL   DEFICIT FROM)
                                          ---------------   ----------------    PAID-IN       JANUARY 1,
                                          SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL          1994         TOTAL
                                          ------   ------   -------   ------   ----------   --------------   --------
Balance -- December 31, 1995............  17,839    $178     34,357   $ 344     $114,599      $ (31,060)     $ 84,061
Net income..............................      --      --         --      --           --            152           152
                                          ------    ----    -------   -----     --------      ---------      --------
Balance -- December 31, 1996............  17,839     178     34,357     344      114,599        (30,908)       84,213
Net loss................................      --      --         --      --           --        (89,894)      (89,894)
                                          ------    ----    -------   -----     --------      ---------      --------
Balance -- December 31, 1997............  17,839     178     34,357     344      114,599       (120,802)       (5,681)
Net income..............................      --      --         --      --           --          9,855         9,855
Income tax benefits related to temporary
  differences existing prior to the
  quasi-reorganization -- Notes 3 and
  9.....................................      --      --         --      --        1,650             --         1,650
Conversion of Series B Common Stock to
  Series A Common Stock -- Note 3.......  16,954     170    (16,954)   (170)          --             --            --
                                          ------    ----    -------   -----     --------      ---------      --------
Balance -- December 31, 1998............  34,793    $348     17,403   $ 174     $116,249      $(110,947)     $  5,824
                                          ======    ====    =======   =====     ========      =========      ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    (NOTE 2)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Operating activities
  Net income (loss).........................................  $   9,855   $ (89,894)  $     152
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................      1,059         907         585
     Impairment loss on real estate assets..................         --      74,000          --
     Equity in earnings of joint ventures...................     (3,499)         --          --
     Extraordinary gain on repurchase of Senior Notes.......     (3,200)         --          --
     Provision for uncollectible notes receivable...........         --          --         145
     Provision for income taxes.............................      1,650          --          --
     Net changes in operating assets and liabilities:
       Other receivables....................................       (556)     (4,273)       (778)
       Real estate inventories..............................     41,272        (680)     11,409
       Deferred loan costs..................................       (655)      1,081       1,019
       Other assets.........................................         17       6,470      (3,386)
       Accounts payable.....................................      4,510      (5,574)      7,877
       Accrued expenses.....................................      4,687       3,819      (1,437)
                                                              ---------   ---------   ---------
  Net cash provided by (used in) operating activities.......     55,140     (14,144)     15,586
                                                              ---------   ---------   ---------
Investing activities
  Investment in unconsolidated joint ventures...............    (19,886)     (7,077)         --
  Proceeds from contribution of land to joint venture.......     25,431          --          --
  Issuance of notes receivable..............................       (234)       (637)         --
  Principal payments on notes receivable....................        828         483       1,712
  Purchases of property and equipment.......................       (358)     (1,473)     (1,055)
                                                              ---------   ---------   ---------
  Net cash provided by (used in) investing activities.......      5,781      (8,704)        657
                                                              ---------   ---------   ---------
Financing activities
  Proceeds from borrowings on notes payable.................    132,953     171,964     107,891
  Principal payments on notes payable.......................   (138,228)   (139,097)   (123,801)
  Repurchase of 12 1/2% Senior Notes........................    (36,260)    (20,000)         --
  Sale of 12 1/2% Senior Notes held in treasury.............         --      10,000          --
                                                              ---------   ---------   ---------
  Net cash provided by (used in) financing activities.......    (41,535)     22,867     (15,910)
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................     19,386          19         333
Cash and cash equivalents -- beginning of period............      4,569       4,550       4,217
                                                              ---------   ---------   ---------
Cash and cash equivalents -- end of period..................  $  23,955   $   4,569   $   4,550
                                                              =========   =========   =========
Supplemental disclosures of cash flow and non-cash financing activities
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $  12,025   $   7,277   $   2,517
                                                              =========   =========   =========
  Issuance of notes payable for land acquisitions...........  $   2,748   $  22,411   $      --
                                                              =========   =========   =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     The Presley Companies and subsidiaries (the "Company" or "Presley") are primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada.

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

  Segment Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within the Company for making operating decisions and assessing performance. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into six geographic home building regions and its mortgage operations. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure under Statement No. 131 for the years ended December 31, 1998, 1997 and 1996, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, selling and marketing, and general and administrative expenses. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income (loss) from home building operations totaled $15.6 million, $(84.5 million), and $0.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. All other segment measurements are disclosed in the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There were no customers that contributed 10% or more of the Company's total revenues during 1998, 1997, or 1996.

  Real Estate Inventories and Related Indebtedness

     Real estate inventories are carried at cost net of impairment losses and real estate valuation adjustments. Real estate inventories consist primarily of raw land, lots under development, houses under construction and completed houses. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land and improvement costs are allocated within a project utilizing a method that approximates

                             THE PRESLEY COMPANIES
relative sales value. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company's limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company normally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims.

     Interest incurred under the Working Capital Facility, the Senior Notes and other notes payable, as more fully discussed in Note 7, is capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

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

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.

     Interest incurred during the period in which real estate projects are not under development or during the period subsequent to the completion of projects are expensed in the period incurred. Economic conditions in the real estate industry can cause a delay in the development of certain real estate projects and, as a result, can lengthen the periods when such projects are not under development and, accordingly, have a significant impact on profitability as a result of expensed interest. Interest expensed during 1998, 1997 and 1996 was approximately $9,214,000, $7,812,000 and $2,256,000, respectively.

  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to thirty-five years. Leasehold improvements are stated at cost and are amortized using the straight-line method over the shorter of either their estimated useful lives or term of the lease.

  Deferred Loan Costs

     Deferred loan costs are amortized over the term of the applicable loans using a method which approximates the interest method. Included in deferred loan costs at December 31, 1998 and 1997, net of related amortization, are $1,643,000 and $2,958,000, respectively, of costs associated with the issuance of the Company's Senior Notes.

                             THE PRESLEY COMPANIES

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

     For those instruments, as defined under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," for which it is practical to estimate fair value, management has determined that the carrying amounts of the Company's financial instruments approximate their fair value at December 31, 1998, except for the 12 1/2% Senior Notes as described in
Note 7.

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

  Basic and Diluted Earnings Per Common Share

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic and diluted earnings per common share for each of the three years in the period ended December 31, 1998 are based on 52,195,678 shares of Series A and Series B common stock outstanding.

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended December 31, 1998. Accordingly, actual results could differ from those estimates in the near-term.

NOTE 2 -- COMPANY ENGAGES FINANCIAL ADVISOR AND ENTERS INTO LETTER OF INTENT WITH WILLIAM LYON HOMES, INC.

     The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read Inc. to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. In conjunction with the engagement of the financial advisor, a Special Committee comprised of independent directors of the Company's Board of Directors was formed to

                             THE PRESLEY COMPANIES
evaluate strategic alternatives. The Company's actions were a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

     The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,894,000 loss for the year ended December 31, 1997, included a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,681,000 at December 31, 1997. As of December 31, 1998, the Company's stockholders' equity totaled $5,824,000.

     On December 31, 1998, the Company announced that, after unanimous approval by the Special Committee of independent directors, Presley had entered into a letter of intent with William Lyon Homes, Inc. ("William Lyon Homes") setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48,000,000 together with the assumption of related liabilities, and (ii) the concurrent purchase by William Lyon Homes pursuant to a tender offer for not less than 40% and not more than 49% of the outstanding shares of Presley common stock held by stockholders other than William Lyon at a price of $0.62 per share. William Lyon Homes, which is owned by William Lyon and his son, William H. Lyon, is a California-based homebuilder and real estate developer with projects currently under development in Northern and Southern California. Following the completion of the proposed transactions, William Lyon, who is the current Chairman of the Board of Presley, would beneficially own between 55% and 65% (depending on the number of shares tendered) of the outstanding shares of Presley common stock and the remaining shares would continue to be publicly traded. The execution of the letter of intent followed a review over several months by the Special Committee, together with its financial and legal advisors, of strategic alternatives available to Presley as well as a review of other proposals received from third parties.

     Under the terms of the letter of intent, the proposed transactions are subject to various conditions, including the successful negotiation and execution of a definitive agreement, the receipt of opinions of Presley's advisors with respect to the fairness of the transactions to Presley and its stockholders as well as the solvency of Presley following consummation of the transactions, the receipt of real estate appraisals satisfactory to Presley and William Lyon Homes with respect to the real estate assets of William Lyon Homes, the approval of a definitive agreement by the respective boards of directors of Presley and William Lyon Homes by March 31, 1999, receipt of all required regulatory approvals and third party consents, including any required lender consents, the receipt of agreements from certain significant stockholders of Presley to tender their shares pursuant to the tender offer, the receipt of financing by Presley in an amount sufficient to enable Presley to finance the transactions, and the absence of any material adverse change in the business or financial condition of either Presley or William Lyon Homes.

     In addition, the letter of intent contemplates that each of the transactions will be structured so as to be subject to the successful completion of the other and that the parties will structure the transactions (including, if necessary, by imposing limitations on certain transfers of shares) so as to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating losses for tax purposes. The letter of intent also contemplates that Presley's 12 1/2% Senior Notes due 2001 shall remain outstanding without modification.

     The letter of intent provides that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes will negotiate exclusively with each other toward a definitive agreement until March 31, 1999.

                             THE PRESLEY COMPANIES

     The letter of intent does not constitute a binding agreement to consummate the transactions and there can be no assurances that the parties ultimately will enter into a definitive agreement with respect to the transactions or that the conditions to the transactions will be satisfied.

     On February 18, 1999 the company announced that it had received a letter from William Lyon, Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley, proposing a modification to the previously executed letter of intent with William Lyon Homes. Under the proposed modification, William Lyon Homes would make a tender offer for not more than 37% of the outstanding shares of common stock of Presley for a purchase price of $0.62 per share. In the event that more than 37% of the outstanding shares of common stock of Presley is tendered, William Lyon Homes will purchase shares from each tendering stockholder on a pro rata basis. The tender offer will be conditioned upon there being tendered and not withdrawn, a number of shares which constitutes at least 37% of the outstanding shares of Presley. The proposed modification also provides that the transaction will be structured to permit William Lyon or his affiliates, prior to consummation of the transaction and consistent with applicable securities laws, to sell shares of Presley common stock owned by them up to a maximum of 4% of the total number of shares of Presley common stock presently outstanding. The proposed modification is currently being considered by the Special Committee of independent directors.

     On March 30, 1999, the parties amended the letter of intent to extend its term and the period of exclusive negotiation to April 30, 1999. The condition included in the letter of intent that the boards of directors of Presley and William Lyon Homes must approve a definitive agreement by March 31, 1999 was also extended to April 30, 1999. The parties have also agreed that William Lyon Homes may participate in discussions and negotiations with the holders of Presley's Series B Common Stock regarding the purchase by William Lyon Homes of such percentage of the Series B holder's shares so as to reduce such Series B holder's ownership interest in Presley Common Stock to between 4.9% and 5% of Presley's outstanding Common Stock following consummation of the proposed transactions. William Lyon Homes may also seek commitments from the Series B holders to sell additional shares to the extent that the number of shares of Series A Common Stock tendered in the tender offer are below the minimum threshold set forth in a definitive agreement. Any such negotiations are to be conducted exclusively so as to obtain the consent of the Series B holders to the proposed transactions and to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating loss carryforwards for tax purposes. William Lyon Homes is required to notify the Special Committee regarding the details of any such discussions and negotiations. William Lyon Homes may not enter into any agreement with any Series B Holder prior to receiving the written approval from the Special Committee or Presley's Board of Directors.

     In connection with these events, the Company has incurred costs of approximately $1,286,000 for the year ended December 31, 1998 which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

NOTE 3 -- 1994 CAPITAL RESTRUCTURING AND QUASI-REORGANIZATION

     On March 28, 1994 the Company's Board of Directors approved a Plan for Capital Restructuring, which was approved by the Company's Stockholders at the Annual Meeting of Stockholders held on May 20, 1994.

     In accordance with the Plan for Capital Restructuring, on March 29, 1994 the Company executed a definitive agreement with its lenders to restructure the Company's $340,000,000 revolving line of credit. The Plan was approved at the Company's Annual Meeting held on May 20, 1994 and on that date the lender group under the Company's Revolving Debt Facility (see Note 7) converted $95,000,000 of outstanding debt under the Revolving Facility to equity through the issuance of 43,166,667 shares of a new series of common stock representing initially 70% of the outstanding shares of all series of common stock of the Company. As provided in the agreement with its lenders, when the Company completed its Senior Notes Offering of $200,000,000 on June 29, 1994, as described below, the lending group returned to the Company a total of 8,809,524 shares of

                             THE PRESLEY COMPANIES
the new series of common stock, reducing their aggregate equity interest in the Company to 65% from 70%. In order to implement the Plan for Capital Restructuring, the Company's Certificate of Incorporation was amended to redesignate existing common stock as Series A Common Stock (the "Series A Common"), to establish a second series of common stock which was issued to the lender group (the "Series B Common"), and to increase the number of directors of the Company to nine, of which six are elected by holders of outstanding shares of Series A Common, and the remaining three are elected by the holders of outstanding shares of Series B Common.

     Concurrent with the conversion of debt to equity, under the Plan for Capital Restructuring, the Revolving Debt Facility was reduced by $95,000,000 to a total of $245,000,000, comprised of a $150,000,000 term facility (the "Term Facility") and a $95,000,000 working capital facility (the "Working Capital Facility"), each described below (collectively, the "Debt Facilities"). In addition the lender group increased the Working Capital Facility by $20,000,000 to a total of $115,000,000. Revolving credit loans under the Working Capital Facility may be borrowed, repaid and reborrowed from time to time prior to the termination date of the Working Capital Facility. The lender group had therefore provided Debt Facilities totaling $265,000,000 to the Company. The terms of the Working Capital Facility are described more fully in Note 7.

     As described more fully in Note 7, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 for the sale of $200,000,000 of Senior Notes which became effective on June 23, 1994. The offering closed on June 29, 1994 and was fully subscribed and issued. The Term Facility was repaid in full and the Working Capital Facility was reduced by $43,000,000 from a portion of the proceeds from the issuance of the Senior Notes.

     The Series B Common ranks pari passu with the Series A Common in any liquidation of the Company. The Company may not declare or pay any dividends on the Series A Common unless equal dividends are declared and paid on the Series B Common.

     The Series B Common became convertible into Series A Common on a share-for-share basis at the option of the holder from and after May 20, 1997. On January 30, 1998 and June 30, 1998, the Company issued an aggregate 2,677,836 and 14,276,361 shares, respectively, of its Series A Common Stock as a result of the conversion of a like number of shares of its Series B Common Stock. The shares of the Series A Common issued as a result of the conversion were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 3(a)(9) of the Securities Act.

     Foothill Capital Corporation held 14,276,361 shares of Series B Common as managing general partner of Foothill Partners, L.P., a Delaware limited partnership and Foothill Partners II, L.P., a Delaware limited partnership (together, the "Partnerships"). The 14,276,361 shares of Series A Common have been issued in the names of the individual partners of the Partnerships, as the beneficial owners of such shares.

     A sufficient number of shares of Series A Common were listed with the New York Stock Exchange and reserved for issuance with ChaseMellon Shareholder Services, Inc., the transfer agent for the Company.

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

                             THE PRESLEY COMPANIES

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

     The quasi-reorganization affects the comparability of operating statements for periods beginning after December 31, 1993 with those for periods beginning on or before December 31, 1993. Moreover, any income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to additional paid-in capital.

                             THE PRESLEY COMPANIES

     The effect of the capital restructuring and quasi-reorganization on the consolidated balance sheet as of December 31, 1993 is as follows as of January 1, 1994 (in thousands except number of shares and par value per share):

                                              HISTORICAL
                                               BALANCE                 ADJUSTMENTS                BALANCE
                                                SHEET       ---------------------------------      SHEET
                                             DECEMBER 31,       DEBT             QUASI-         JANUARY 1,
                                                 1993       CONVERSION(A)   REORGANIZATION(B)      1994
                                             ------------   -------------   -----------------   -----------
                                                             (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                  ASSETS

Cash and cash equivalents..................    $ 26,632       $     --          $      --        $ 26,632
Receivables................................      10,591             --                 --          10,591
Real estate inventories....................     439,548             --            (65,500)        374,048
Property and equipment.....................       1,632             --                 --           1,632
Deferred loan costs........................         835             --                 --             835
Other assets...............................       6,176             --                 --           6,176
                                               --------       --------          ---------        --------
                                               $485,414       $     --          $ (65,500)       $419,914
                                               ========       ========          =========        ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable...........................    $  8,440       $     --          $      --        $  8,440
Accrued expenses...........................      15,190             --                 --          15,190
Notes payable..............................     372,198        (95,000)                --         277,198
Minority partners' interest................       8,196             --                 --           8,196
                                               --------       --------          ---------        --------
                                                404,024        (95,000)                --         309,024
                                               --------       --------          ---------        --------
Stockholders' equity
  Common stock:
     Common stock, par value $.01 per
       share; 100,000,000 shares
       authorized; 18,500,000 shares issued
       and outstanding (designated as
       Series A common stock at January 1,
       1994)...............................         185             --                 --             185
     Series B restricted voting convertible
       common stock, par value $.01 per
       share; 50,000,000 shares authorized;
       43,166,667 shares issued and
       outstanding at January 1, 1994......          --            432                 --             432
  Additional paid-in capital...............     155,474         94,568           (136,778)        113,264
  Promissory notes related to management
     stock.................................      (2,991)            --                 --          (2,991)
  Retained earnings (accumulated
     deficit)..............................     (71,278)            --             71,278              --
                                               --------       --------          ---------        --------
                                                 81,390         95,000            (65,500)        110,890
                                               --------       --------          ---------        --------
                                               $485,414       $     --          $ (65,500)       $419,914
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

                             THE PRESLEY COMPANIES

NOTE 4 -- RECEIVABLES

     Receivables consist of the following (in thousands):

                                                       DECEMBER 31,
                                                     ----------------
                                                      1998      1997
                                                     ------    ------
First trust deed notes secured by real estate sold,
  interest rates generally ranging from 8.00% to
  12.00%...........................................  $  637    $1,165
Other notes receivable.............................      80       147
                                                     ------    ------
                                                        717     1,312
Other receivables -- primarily escrow proceeds.....   7,896     7,340
                                                     ------    ------
                                                     $8,613    $8,652
                                                     ======    ======

     Notes receivable as of December 31, 1998 mature through 2010 approximately as follows (in thousands):

1999..................................  $ 68
2000..................................   637
2001..................................    --
2002..................................    --
2003..................................    --
Thereafter............................    12
                                        ----
                                        $717
                                        ====

NOTE 5 -- REAL ESTATE INVENTORIES

     Real estate inventories consist of the following (in thousands):

                                                            DECEMBER 31, 1998
                                         -------------------------------------------------------
                                                             COMPLETED
                                           LAND AND         INVENTORY,
                                         CONSTRUCTION   INCLUDING COMPLETED
                REGION                   IN PROGRESS    LOTS HELD FOR SALE    MODELS     TOTAL
                ------                   ------------   -------------------   -------   --------
Southern California....................    $ 39,739           $10,385         $ 7,979   $ 58,103
San Diego..............................      26,982             3,978           1,952     32,912
Northern California....................      34,086             2,702           2,125     38,913
Arizona................................      17,412               436             271     18,119
New Mexico.............................       6,793               546           1,276      8,615
Nevada.................................      14,869             1,345           1,173     17,387
Other..................................         453                --              --        453
                                           --------           -------         -------   --------
                                           $140,334           $19,392         $14,776   $174,502
                                           ========           =======         =======   ========

                             THE PRESLEY COMPANIES

                                                            DECEMBER 31, 1997
                                         -------------------------------------------------------
                                                             COMPLETED
                                           LAND AND         INVENTORY,
                                         CONSTRUCTION   INCLUDING COMPLETED
                REGION                   IN PROGRESS    LOTS HELD FOR SALE    MODELS     TOTAL
                ------                   ------------   -------------------   -------   --------
Southern California....................    $ 34,362           $11,241         $ 2,940   $ 48,543
San Diego..............................      46,424             1,116           2,740     50,280
Northern California....................      87,931             5,060           2,529     95,520
Arizona................................      21,613             5,227           1,545     28,385
New Mexico.............................       8,766             2,903           1,584     13,253
Nevada.................................      15,392             3,147               0     18,539
Other..................................         952                --              --        952
                                           --------           -------         -------   --------
                                           $215,440           $28,694         $11,338   $255,472
                                           ========           =======         =======   ========

NOTE 6 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of December 31, 1998 and 1997 is summarized as follows (in thousands):

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                     ASSETS
Cash and cash equivalents...................................  $    304    $    18
Receivables.................................................       851        293
Real estate inventories.....................................   168,417     32,097
Other assets................................................     1,034        750
                                                              --------    -------
                                                              $170,606    $33,158
                                                              ========    =======
                         LIABILITIES AND OWNERS' CAPITAL
Accounts payable............................................  $  6,453    $    86
Accrued expenses............................................     2,098        701
Notes payable...............................................    29,024         --
Advances from The Presley Companies and subsidiaries........       655        127
                                                              --------    -------
                                                                38,230        914
                                                              --------    -------
Owners' Capital
  The Presley Companies and subsidiaries....................    29,807      6,950
  Others....................................................   102,569     25,294
                                                              --------    -------
                                                               132,376     32,244
                                                              --------    -------
                                                              $170,606    $33,158
                                                              ========    =======

                             THE PRESLEY COMPANIES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                               1998      1997
                                                             --------    ----
Sales
  Homes....................................................  $ 41,081    $--
Operating costs
  Cost of sales -- homes...................................   (32,883)    --
  Sales and marketing......................................    (1,861)    --
                                                             --------    ---
Operating income...........................................     6,337     --
Other income, net..........................................       213     --
                                                             --------    ---
Net income.................................................  $  6,550    $--
                                                             ========    ===
Allocation to owners
  The Presley Companies and subsidiaries...................  $  3,499    $--
  Others...................................................     3,051     --
                                                             --------    ---
                                                             $  6,550    $--
                                                             ========    ===

     In January 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $23,200,000 (which also approximated the land's current market value) and assumed the Company's non-recourse note payable of $12,500,000 relating to the purchase of land acquired from the Company. The Company received cash of approximately $5,600,000 and was credited with a capital contribution of approximately $5,100,000 upon the formation of this joint venture. In March 1998, one of these joint ventures acquired land from the Company at the Company's approximate book value of $6,300,000 (which also approximated the land's current market value) and repaid the Company's non-recourse note payable of $4,515,000 related to the purchase of this property. The Company received cash of approximately $1,260,000 and was credited with a capital contribution of approximately $525,000 upon the formation of this joint venture. In May 1998, the Company contributed land to one of these joint ventures at the Company's approximate book value of $29,381,000 (which also approximated the project's current market value). The Company received cash of approximately $25,431,000 and was credited with a capital contribution of approximately $3,950,000 upon the formation of this joint venture. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

NOTE 7 -- NOTES PAYABLE AND 12 1/2% SENIOR NOTES

     Notes payable and 12 1/2% Senior Notes consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Notes payable:
  Working Capital Facility.............................  $ 44,000    $ 43,000
  Revolving line of credit -- consolidated joint
     venture...........................................     5,657       9,440
  Purchase money notes payable -- land acquisitions....     5,736      22,495
                                                         --------    --------
                                                           55,393      74,935
12 1/2% Senior Notes due 2001..........................   140,000     180,000
                                                         --------    --------
                                                         $195,393    $254,935
                                                         ========    ========

                             THE PRESLEY COMPANIES

     Interest relating to the above debt consists of the following (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                     --------------------------------
                                       1998        1997        1996
                                     --------    --------    --------
Interest incurred..................  $(31,475)   $(32,970)   $(31,571)
Interest capitalized...............    22,261      25,158      29,315
                                     --------    --------    --------
Interest expense...................  $ (9,214)   $ (7,812)   $ (2,256)
                                     ========    ========    ========

  Senior Notes

     In accordance with the bond indenture agreement governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998 and December 4, 1998, have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998 and September 30, 1998, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, and again after September 30, 1998 and prior to December 4, 1998, and therefore was not required to make said offers. As a result of these transactions, the Company recognized as an extraordinary item a net gain from retirement of debt totaling $2,741,000 during the year ended December 31, 1998, after giving effect to income taxes and amortization of related loan costs.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At December 31, 1998, the Company's Consolidated Tangible Net Worth was $2,443,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     Because of the Company's obligation to offer to purchase $20,000,000 principal amount of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60,000,000, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects.

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

                             THE PRESLEY COMPANIES

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

     Upon certain changes of control as described in the Indenture, Presley must offer to repurchase Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of repurchase. The letter of intent with William Lyon Homes described in Note 2 contemplates that the transaction would be structured so as to not constitute a change of control as described in the Indenture.

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

     As of December 31, 1998, the 12 1/2% Senior Notes with a face value of $140,000,000 have a fair value of approximately $120,000,000 to $122,000,000, based on quotes from industry sources.

  Working Capital Facility

     On July 6, 1998, the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100,000,000 and
(3) decrease the fees and costs compared to the prior revolving facility.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in the Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at December 31, 1998 was approximately $116,000,000; however, the maximum loan under the Working Capital Facility is limited to $100,000,000. The principal outstanding under the Working Capital Facility at December 31, 1998 was $44,000,000. In addition, $2,000,000 of available loan capacity is restricted for letters of credit outstanding under the Working Capital Facility.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8.0%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

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

     Under the terms of the Working Capital Facility, the Company may acquire new improved land for development of housing units of no more than 300 lots in any one location without approval from the lenders if certain conditions are satisfied. The Company may, however, acquire any new raw land or improved land

                             THE PRESLEY COMPANIES
provided the Company has obtained the prior written approval of lenders holding two-thirds of the obligations under the Working Capital Facility.

     The Working Capital Facility requires that mandatory prepayments be made to reduce the outstanding balance of loans to the extent of all funds in excess of $20,000,000 in the principal operating accounts of the Company.

  Revolving Line of Credit -- Wholly-owned Joint Venture

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by the Company. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At December 31, 1998, the revolving line of credit had an outstanding balance of $5,657,000. Availability under the line is subject to a number of limitations, but in any case cannot exceed $10,000,000. Interest on the outstanding balance is at prime plus 1.00%. In August 1998, the maturity date of this line was extended to April 16, 1999. At the option of the borrower, the maturity date of this line may be extended from April 16, 1999 to August 16, 1999, subject to certain specified terms and conditions.

  Purchase Money Notes Payable -- Land Acquisitions

     At December 31, 1998, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $5,736,000.

     The prime rate averaged 8.35%, 8.46% and 8.27% for 1998, 1997 and 1996, respectively, and was 7.75% and 8.50% at December 31, 1998 and 1997, respectively.

NOTE 8 -- STOCK OPTIONS AND INCENTIVE COMPENSATION PLANS

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

     On May 20, 1994, Delaware Presley issued options to purchase a total of 2,035,000 shares of Series A Common Stock at $2.875 per share. Subsequently, options to purchase 440,000 shares were canceled due to employee terminations, resulting in 1,595,000 options outstanding at December 31, 1998. The options outstanding vested at various times and became fully vested on May 20, 1997 and expire five years from the date of vesting. In connection with a new incentive compensation plan (as described below), 725,000 stock options currently outstanding were repriced effective January 1, 1997 from $2.875 to $1.00.

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation", issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB Opinion 25 and related interpretations to account for

                             THE PRESLEY COMPANIES
outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the Stock Option Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The Company estimated the fair value of the stock options at date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.25%; a dividend yield of 0.00%, a volatility factor for the market price of the Company's common stock of 0.514; and a weighted average expected life of four years for the stock options.

  Incentive Compensation Plan

     Effective on January 1, 1997, the Company's Board of Directors approved a new incentive compensation plan for all of the Company's full-time, salaried employees, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Executives, Managers, Field Construction Supervisors, and certain other employees. Under the terms of this new plan, the CEO and CFO are eligible to receive bonuses at the discretion of the Compensation Committee of the Board; in addition, the stock options currently outstanding and held by the CEO and CFO (totaling 725,000 options) were repriced from $2.875 to $1.00.

     In addition, the 1998 Executive Bonus Plan stipulates annual setting of individual bonus targets, expressed as a percent of each executive's salary, with awards based on performance against goals pertaining to each participant's operating area.

     All awards are prorated downward if the sum of all calculated awards for the entire Company exceeds 20% of the Company's consolidated pre-tax income before bonuses. Awards are paid out over three years, with 50% paid following the determination of bonus awards, 25% paid one year later and 25% paid two years later. The deferred amounts will be forfeited in the event of termination for any reason except retirement, death or disability.

NOTE 9 -- INCOME TAXES

     The following summarizes the provision for income taxes (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                             1998      1997    1996
                                                           --------    ----    ----
Current
  Federal................................................  $    --     $--     $--
  State..................................................       (7)     (6)     (4)
                                                           -------     ---     ---
                                                                (7)     (6)     (4)
                                                           -------     ---     ---
Deferred
  Federal................................................   (1,191)     --      --
  State..................................................        7       6       4
                                                           -------     ---     ---
                                                            (1,184)      6       4
                                                           -------     ---     ---

Provision for income taxes before extraordinary item.....   (1,191)     --      --
Provision for income taxes on extraordinary item.........     (459)     --      --
                                                           -------     ---     ---
                                                           $(1,650)    $--     $--
                                                           =======     ===     ===

                             THE PRESLEY COMPANIES

     Income taxes differ from the amounts computed by applying the applicable Federal statutory rates due to the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1998        1997      1996
                                                         --------    --------    ----
(Provision) credit for Federal income taxes at the
  statutory rate.......................................  $ (2,907)   $ 31,463    $(53)
(Provision) credit for state income taxes, net of
  Federal income tax benefits..........................      (661)      2,583     (20)
Extraordinary item -- gain from retirement of debt.....    (1,120)         --      --
Valuation allowance for deferred tax asset.............     3,038     (34,046)
Other..................................................        --          --      73
                                                         --------    --------    ----
                                                         $ (1,650)   $     --    $ --
                                                         ========    ========    ====

     Temporary differences giving rise to deferred income taxes consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Deferred tax assets
  Reserves deducted for financial reporting purposes not
     allowable for tax purposes.............................  $ 27,785    $ 33,720
  Compensation deductible for tax purposes
     when paid..............................................     1,231         326
  Net operating loss and alternative minimum tax credit
     carryovers.............................................    49,930      64,184
  Valuation allowance.......................................   (96,331)    (99,369)
  State income tax provisions deductible when paid for
     Federal tax purposes...................................    15,315      17,281
  Effect of book/tax differences for joint ventures.........     5,221         945
  Other.....................................................      (280)         67
                                                              --------    --------
                                                                 2,871      17,154
                                                              --------    --------
Deferred tax liabilities
  Interest capitalized for financial reporting purposes and
     deducted currently for tax purposes....................    (2,871)    (17,154)
                                                              --------    --------
                                                                (2,871)    (17,154)
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========

     As discussed in Note 3, the Company implemented a quasi-reorganization effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to the quasi-reorganization, are excluded from results of operations and credited to additional paid-in capital. Income tax benefits of $1,650,000 related to temporary differences resulting from the quasi-reorganization have been excluded from the results of operations and credited to additional paid-in capital for the year ended December 31, 1998.

     At December 31, 1998 the Company has net operating loss carryforwards for Federal tax purposes (both pre and post quasi-reorganization) of approximately $117,875,000, of which $5,066,000 expires in 2007, $17,542,000 expires in 2008,
$27,378,000 expires in 2009, $35,840,000 expires in 2010, $13,668,000 expires in
2011, $16,402,000 expires in 2012 and $1,979,000 expires in 2013. Due to the transactions discussed in Note 3, the future benefits associated with the utilization of the net operating loss carryforwards may be substantially limited.

                             THE PRESLEY COMPANIES

NOTE 10 -- GAIN FROM RETIREMENT OF DEBT

     In June 1998, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $18,825,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs, was $522,000.

     In October 1998, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,435,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs, was $2,219,000.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Sales of lots, land and other for the year ended December 31, 1998 include a bulk lot sale of $6,996,000 to William Lyon Homes, Inc., a majority-owned corporation of William Lyon, Chairman of the Board and stockholder of the Company. The Company received the full purchase price in cash and recognized a gain of $265,000 on the sale.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

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

                             THE PRESLEY COMPANIES

NOTE 13 -- UNAUDITED SUMMARIZED QUARTERLY FINANCIAL INFORMATION

     Summarized quarterly financial information for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands except per common share amounts):

                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                  1998        1998          1998            1998
                                                ---------   ---------   -------------   ------------
Sales........................................   $ 66,478    $  80,530     $ 89,509       $ 131,765
Costs and expenses, net......................    (69,676)     (80,301)     (86,007)       (123,993)
                                                --------    ---------     --------       ---------
Income (loss) before income taxes and
  extraordinary item.........................     (3,198)         229        3,502           7,772
Credit (provision) for income taxes..........         --          363         (203)         (1,351)
                                                --------    ---------     --------       ---------
Income (loss) before extraordinary item......     (3,198)         592        3,299           6,421
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes.......         --          522           --           2,219
                                                --------    ---------     --------       ---------
Net income (loss)............................   $ (3,198)   $   1,114     $  3,299       $   8,640
                                                ========    =========     ========       =========
Basic and diluted earnings per common share--
  Note 1
  Before extraordinary item..................   $  (0.06)   $    0.01     $   0.06       $    0.13
  Extraordinary item.........................         --         0.01           --       $    0.04
                                                --------    ---------     --------       ---------
  After extraordinary item...................   $  (0.06)   $    0.02     $   0.06       $    0.17
                                                ========    =========     ========       =========

                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                                                  1997        1997          1997            1997
                                                ---------   ---------   -------------   ------------
Sales........................................   $ 67,795    $  97,566     $ 68,349       $  96,232
Costs and expenses, net......................    (71,369)    (173,020)     (71,549)       (103,898)
                                                --------    ---------     --------       ---------
Loss before income taxes.....................     (3,574)     (75,454)      (3,200)         (7,666)
Credit (provision) for income taxes..........         --           --           --              --
                                                --------    ---------     --------       ---------
Net loss(1)..................................   $ (3,574)   $ (75,454)    $ (3,200)      $  (7,666)
                                                ========    =========     ========       =========
Basic and diluted earnings per common share--
  Note 1.....................................   $  (0.07)   $   (1.45)    $  (0.06)      $   (0.15)
                                                ========    =========     ========       =========

                             THE PRESLEY COMPANIES

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   1996        1996         1996            1996
                                                 ---------   --------   -------------   ------------
Sales..........................................  $ 61,071    $ 82,219     $ 79,550        $ 96,157
Costs and expenses, net........................   (63,392)    (81,852)     (78,867)        (94,734)
                                                 --------    --------     --------        --------
Income (loss) before income taxes..............    (2,321)        367          683           1,423
Credit (provision) for income taxes............        --          --           --              --
                                                 --------    --------     --------        --------
Net income (loss)..............................  $ (2,321)   $    367     $    683        $  1,423
                                                 ========    ========     ========        ========
Basic and diluted earnings per common
  share -- Note 1..............................  $  (0.04)   $   0.01     $   0.01        $   0.03
                                                 ========    ========     ========        ========

---------------
(1) Results for the three months ended June 30, 1997 were adversely affected by a $74,000,000 reduction of certain real estate assets to their estimated net realizable value as described in Note 1.

                                   EXHIBIT INDEX

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
     3.1(1)      Certificate of Incorporation of the Company.................
     3.3(1)      Bylaws of the Company.......................................
     4.1(1)      Specimen certificate of Common Stock........................
    10.1(1)      Form of Indemnity Agreement, dated October 18, 1991, between the Company and Messrs. Lyon and Cable as Directors, and
                 dated December 12, 1991 as to the other Directors...........
    10.2(1)      Form of Registration Rights Agreement, dated October 7,
                 1991, between the Company and William Lyon..................
    10.3(1)      Form of Registration Rights Agreement, dated October 7,
                 1991, between the Company and each of the existing
                 stockholders other than William Lyon........................
    10.4(1)      1991 Stock Option Plan......................................
    10.5(2)      Agreement for Redemption of Partnership Interest dated
                 December 30, 1992 between Carmel Mountain Ranch, a
                 California general partnership, The Presley Companies, a
                 California corporation, Presley CMR, Inc., a California
                 corporation, Home Capital Corporation, a California
                 corporation and Humboldt Financial Services Corp., a
                 California corporation......................................
    10.6(2)      Amended Statement of Partnership of Carmel Mountain Ranch
                 dated December 30, 1992.....................................
    10.7(2)      Amendment to Amended and Restated Partnership Agreement of
                 Carmel Mountain Ranch dated December 29, 1992...............
    10.8(3)      Agreement to Issue and Purchase Stock as dated for reference purposes the 25th day of March, 1994 by and among The
                 Presley Companies, a Delaware corporation, and Foothill
                 Capital Corporation, Continental Illinois Commercial
                 Corporation, First Plaza Group Trust (Mellon Bank, N.A.,
                 acting as trustee as directed by General Motors Investment
                 Management Corporation), Pearl Street, L.P., International
                 Nederlanden (U.S.) Capital Corporation, and
                 Whippoorwill/Presley Obligations Trust -- 1994 (Continental
                 Stock Transfer & Trust Company, as trustee under that
                 certain trust agreement dated as of January 11, 1994).......
    10.9(4)      First Amendment to the Agreement to Issue and Purchase Stock
                 dated as of April 8, 1994 by and among The Presley
                 Companies, a Delaware corporation, and Foothill Capital
                 Corporation, Continental Illinois Commercial Corporation,
                 First Plaza Group Trust (Mellon Bank, N.A., acting as
                 trustee as directed by General Motors Investment Management
                 Corporation), Pearl Street, L.P., International Nederlanden
                 (U.S.) Capital Corporation, and Whippoorwill/Presley
                 Obligations Trust -- 1994 (Continental Stock Transfer &
                 Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994)...............................
    10.10(4)     Form of Registration Rights Agreement dated as of May 20,
                 1994, by and among The Presley Companies, a Delaware
                 corporation and each of the holders of shares of the Series
                 B Common Stock..............................................
    10.11(4)     Amended and Restated 1991 Stock Option Plan of The Presley
                 Companies, a Delaware corporation...........................

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
    10.12(5)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.......................
    10.13(5)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and David M. Siegel
    10.14(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Nancy M. Harlan.....................
    10.15(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Linda L. Foster.....................
    10.16(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and W. Douglass Harris..................
    10.17(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and C. Dean Stewart.....................
    10.18(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Alan Uman...........................
    10.19(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and William Lyon........................
    10.20(6)     Agreement and Assignment; Mutual Releases, as of August 23,
                 1994, by and between Gateway Highlands, a California limited partnership, HSP Inc., a California corporation and The
                 Presley Companies, a California corporation.................
    10.21(7)     Master Credit Agreement by and between Carmel Mountain
                 Ranch, a California general partnership and Bank One,
                 Arizona, N.A., a national banking association dated as of
                 February 15, 1995...........................................
    10.22(8)     First Amendment to Master Credit Agreement by and between
                 Carmel Mountain Ranch, a California general partnership and
                 Bank One, Arizona, NA dated as of October 10, 1995..........
    10.23(9)     Second Amendment to Master Credit Agreement and Secured
                 Promissory Note by and between Carmel Mountain Ranch, a
                 California general partnership ("Borrower"), and Bank One,
                 Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.......................................
    10.24(10)    Third Amendment to Master Credit Agreement, dated as of
                 September 25, 1997, by and between Carmel Mountain Ranch, a
                 California general partnership ("Borrower"), and Bank One,
                 Arizona, NA, a national banking association ("Bank")........
    10.25(11)    Fifth Amended and Restated Loan Agreement, dated as of July
                 6, 1998, between Presley Homes (formerly The Presley
                 Companies), a California corporation, as the Borrower, and
                 Foothill Capital Corporation, as the Lender.................
    10.26(11)    Modification to Master Credit Agreement dated as of March
                 17, 1998, between Carmel Mountain Ranch, a California
                 general partnership, as Borrower, and Bank One, Arizona, NA, a national banking association, as Bank.....................
    10.27(11)    Modification to Master Credit Agreement dated as of June 16,
                 1998, between Carmel Mountain Ranch, a California general
                 partnership, as Borrower, and Bank One, Arizona, NA, a
                 national banking association, as Bank.......................

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
    10.28(12)    Modification to Master Credit Agreement dated as of August
                 25, 1998, between Carmel Mountain Ranch, a California
                 general partnership, as Borrower, and Bank One, Arizona, NA, a national banking association, as Bank.....................
    10.29(12)    Form of Severance Agreements dated September 24, 1998.......
    10.30        Presley Homes 1998 Bonus Plan...............................
    10.31(13)    Letter of Intent dated December 31, 1998 by and among
                 William Lyon Homes, Inc., a California corporation, The
                 Presley Companies, a Delaware corporation and The Presley
                 Companies, a California corporation.
    10.32        Amendment to Letter of Intent dated March 30, 1999 by and
                 among William Lyon Homes, Inc., a California corporation,
                 The Presley Companies, a Delaware corporation and Presley
                 Homes, a California corporation.
    21.1         List of Subsidiaries of the Company.........................
    27           Financial Data Schedule.....................................

---------------
 (1) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto, (S.E.C. Registration No. 33-42161) and incorporated herein by this reference.

 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

 (4) Previously filed as an exhibit to the Company's Proxy Statement for Annual Meeting of Stockholders held on May 20, 1994 and incorporated herein by this reference.

 (5) Previously filed in connection with the Company's Registration Statement on Form S-1, and amendments thereto (S.E.C. Registration No. 33-79088) and incorporated herein by this reference.

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 and incorporated herein by this reference.

 (7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 and incorporated herein by this reference.

 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by this reference.

 (9) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by this reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998.