Form 10-Q
period 1999-03-31
PRESLEY COMPANIES /DE
filed 1999-05-12
CIK 878093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               YES [X]     NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
                   CLASS OF COMMON STOCK                         MAY 10, 1999
                   ---------------------                        --------------
Series A, par value $.01                                          34,792,732
Series B, restricted voting convertible, par value $.01           17,402,946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- March 31, 1999 and December
             31, 1998..................................................      3

           Consolidated Statements of Operations -- Three Months Ended
             March 31, 1999 and 1998...................................      4

           Consolidated Statement of Stockholders' Equity -- Three
             Months Ended March 31, 1999...............................      5

           Consolidated Statements of Cash Flows -- Three Months Ended
             March 31, 1999 and 1998...................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     14

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     25

  SIGNATURES...........................................................     26

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                    (NOTE 2)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $   2,084      $  23,955
Receivables.................................................      10,750          8,613
Real estate inventories.....................................     164,697        174,502
Investments in and advances to unconsolidated joint
  ventures -- Note 3........................................      33,516         30,462
Property and equipment, less accumulated depreciation of
  $3,464 and $3,156 at March 31, 1999 and December 31, 1998,
  respectively..............................................       2,711          2,912
Deferred loan costs.........................................       2,993          3,381
Other assets................................................       2,629          2,579
                                                               ---------      ---------
                                                               $ 219,380      $ 246,404
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................   $  17,019      $  17,364
Accrued expenses............................................      23,471         27,823
Notes payable...............................................      26,765         55,393
12 1/2% Senior Notes due 2001 -- Notes 4 and 5..............     140,000        140,000
                                                               ---------      ---------
                                                                 207,255        240,580
                                                               ---------      ---------

Stockholders' equity
  Common stock:
     Series A common stock, par value $.01 per share;
      100,000,000 shares authorized; 34,792,732 issued and
      outstanding at March 31, 1999 and December 31, 1998,
      respectively..........................................         348            348
     Series B restricted voting convertible common stock,
      par value $.01 per share; 50,000,000 shares
      authorized; 17,402,946 shares issued and outstanding
      at March 31, 1999 and December 31, 1998,
      respectively..........................................         174            174
  Additional paid-in capital -- Note 1......................     117,154        116,249
  Accumulated deficit from January 1, 1994 -- Note 1........    (105,551)      (110,947)
                                                               ---------      ---------
                                                                  12,125          5,824
                                                               ---------      ---------
                                                               $ 219,380      $ 246,404
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

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)
                                    (NOTE 2)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Sales
  Homes.....................................................  $ 82,071    $ 64,391
  Lots, land and other......................................       226       2,087
                                                              --------    --------
                                                                82,297      66,478
                                                              --------    --------

Operating costs
  Cost of sales -- homes....................................   (68,020)    (56,750)
  Cost of sales -- lots, land and other.....................      (675)     (1,901)
  Sales and marketing.......................................    (4,075)     (5,087)
  General and administrative................................    (3,931)     (3,681)
                                                              --------    --------
                                                               (76,701)    (67,419)
                                                              --------    --------
Income (loss) from unconsolidated joint ventures............     2,945         (26)
                                                              --------    --------
Operating income (loss).....................................     8,541        (967)
Interest expense, net of amounts capitalized................    (2,215)     (2,631)
Financial advisory expenses -- Note 2.......................      (692)         --
Other income (expense), net.................................       667         400
                                                              --------    --------
Income (loss) before income taxes...........................     6,301      (3,198)
Provision for income taxes -- Note 1........................      (905)         --
                                                              --------    --------
Net income (loss)...........................................  $  5,396    $ (3,198)
                                                              ========    ========
Basic and diluted earnings per common share -- Note 1.......  $   0.10    $  (0.06)
                                                              ========    ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                    (NOTE 2)

                                                        COMMON STOCK
                                            ------------------------------------                  ACCUMULATED
                                                SERIES A            SERIES B        ADDITIONAL    DEFICIT FROM
                                            ----------------    ----------------     PAID-IN       JANUARY 1,
                                            SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL          1994         TOTAL
                                            ------    ------    ------    ------    ----------    ------------    -------
Balance -- December 31, 1998..............  34,793     $348     17,403     $174      $116,249      $(110,947)     $ 5,824
Net income................................      --       --         --       --            --          5,396        5,396
Income tax benefits relating to temporary
  differences existing prior to the quasi-
  reorganization -- Note 1................      --       --         --       --           905             --          905
                                            ------     ----     ------     ----      --------      ---------      -------
Balance -- March 31, 1999.................  34,793     $348     17,403     $174      $117,154      $(105,551)     $12,125
                                            ======     ====     ======     ====      ========      =========      =======

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                    (NOTE 2)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Operating activities
  Net income (loss).........................................  $  5,396    $ (3,198)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities
     Depreciation and amortization..........................       308         313
     Equity in earnings of joint ventures...................    (2,945)         --
     Provision for income taxes.............................       905          --
     Net changes in operating assets and liabilities:
       Other receivables....................................    (2,051)       (109)
       Real estate inventories..............................    11,441       7,720
       Deferred loan costs..................................       388         413
       Other assets.........................................       (50)        313
       Accounts payable.....................................      (345)      2,269
       Accrued expenses.....................................    (4,352)     (5,249)
                                                              --------    --------
  Net cash provided by operating activities.................     8,695       2,472
                                                              --------    --------
Investing activities
  Investment in unconsolidated joint ventures...............      (109)     (5,498)
  Issuance of notes receivable..............................       (98)         --
  Principal payments on notes receivable....................        12         502
  Property and equipment, net...............................      (106)        (92)
                                                              --------    --------
  Net cash used in investing activities.....................      (301)     (5,088)
                                                              --------    --------
Financing activities
  Proceeds from borrowing on notes payable..................    17,185      28,300
  Principal payments on notes payable.......................   (47,450)    (28,080)
                                                              --------    --------
  Net cash provided by (used in) financing activities.......   (30,265)        220
                                                              --------    --------
Net decrease in cash and cash equivalents...................   (21,871)     (2,396)
Cash and cash equivalents -- beginning of period............    23,955       4,569
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $  2,084    $  2,173
                                                              ========    ========
Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $  6,798    $  7,767
                                                              ========    ========
  Issuance of notes payable for land acquisitions...........  $  1,637    $  2,748
                                                              ========    ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the three months ended March 31, 1999 income tax benefits of $905,000 were excluded from results of operations and credited to paid-in capital.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into six geographic home building regions and its mortgage operations. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure under Statement No. 131 for the three months ended March 31, 1999 and 1998, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, selling and marketing, and general and administrative expenses. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income (loss) from home building operations, including income from the Company's investment in unconsolidated joint ventures, totaled $8.5 million and ($1.0) million for the three months ended March 31, 1999 and 1998, respectively. All other segment measurements are disclosed in the Company's consolidated financial statements.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

     All revenues are from external customers and no revenues are generated from transactions with other segments. There were no customers that contributed 10% or more of the Company's total revenues during the three months ended March 31, 1999 and 1998.

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 1999 and December 31, 1998 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three months ended March 31, 1999 and 1998 are based on 52,195,678 shares of Series A and Series B common stock outstanding.

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

     The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,894,000 loss for the year ended December 31, 1997, included a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,681,000 at December 31, 1997. As of March 31, 1999, the Company's stockholders equity totaled $12,125,000.

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

     The letter of intent provided that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes would negotiate exclusively with each other toward a definitive agreement until March 31, 1999.

     On February 18, 1999 the Company announced that it had received a letter from William Lyon, Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley, proposing a

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

modification to the previously executed letter of intent with William Lyon Homes. Under the proposed modification, William Lyon Homes would make a tender offer for not more than 37% of the outstanding shares of common stock of Presley for a purchase price of $0.62 per share. In the event that more than 37% of the outstanding shares of common stock of Presley is tendered, William Lyon Homes would purchase shares from each tendering stockholder on a pro rata basis. The tender offer would be conditioned upon there being tendered and not withdrawn, a number of shares which constitutes at least 37% of the outstanding shares of Presley. The proposed modification also provided that the transaction would be structured to permit William Lyon or his affiliates, prior to consummation of the transaction and consistent with applicable securities laws, to sell shares of Presley common stock owned by them up to a maximum of 4% of the total number of shares of Presley common stock presently outstanding.

     On March 30, 1999, the parties amended the letter of intent to extend its term and the period of exclusive negotiation to April 30, 1999. The condition included in the letter of intent that the boards of directors of Presley and William Lyon Homes must approve a definitive agreement by March 31, 1999 was also extended to April 30, 1999. The parties agreed that William Lyon Homes could participate in discussions and negotiations with the holders of Presley's Series B Common Stock regarding the purchase by William Lyon Homes of such percentage of the Series B holder's shares so as to reduce such Series B holder's ownership interest in Presley Common Stock to between 4.9% and 5% of Presley's outstanding Common Stock following consummation of the proposed transactions. William Lyon Homes could also seek commitments from the Series B holders to sell additional shares to the extent that the number of shares of Series A Common Stock tendered in the tender offer are below the minimum threshold set forth in a definitive agreement.William Lyon Homes was required to notify the Special Committee regarding the details of any such discussions and negotiations. William Lyon Homes could not enter into any agreement with any Series B Holder prior to receiving the written approval from the Special Committee or Presley's Board of Directors.

     On May 4, 1999, the Company announced that after approval by the Special Committee of its Board of Directors, it has entered into a revised letter of intent with William Lyon Homes setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for a cash purchase price of $48,000,000 and the assumption of all or substantially all of the liabilities of William Lyon Homes; and (ii) the proposed purchase by William Lyon Homes of a portion of the outstanding shares of Common Stock of Presley.

     Under the terms of the revised letter of intent, William Lyon Homes will make offers to the holders of Presley's Series B Common Stock and a tender offer to the holders of Presley's Series A Common Stock to purchase, for a cash purchase price of $0.655 per share, an aggregate number of shares of Presley's Common Stock which when added to the number of shares of Presley already owned by William Lyon Homes and its affiliates, and after giving effect to a disposition of up to 8% of the total number of shares of Presley Common Stock currently outstanding by William Lyon Homes and/or its affiliates, will cause William Lyon Homes and its affiliates to own an aggregate of approximately 49% of the outstanding shares of Presley's Common Stock.

     The proposed transactions are subject to various conditions, including the successful negotiation and execution of a definitive agreement; the receipt of opinions of Presley's advisors with respect to the fairness of the transactions to Presley and its stockholders as well as the solvency of Presley following the consummation of the transactions; the receipt of real estate appraisals satisfactory to Presley and William Lyon Homes with respect to the real estate assets of William Lyon Homes; the approval of a definitive agreement by the respective boards of directors of Presley and William Lyon Homes by July 15, 1999; receipt of all required regulatory approvals and third party consents, including any required lender consents; the possession of sufficient borrowing capacity or the receipt of financing by Presley in an amount sufficient to enable Presley to finance the transactions; the holders of Presley's Series B Common Stock not acquiring or disposing of any beneficial interest in Presley's Common Stock prior to closing; the purchase by William Lyon Homes of a

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

sufficient number of shares of Presley Common Stock to cause, when added to the number of shares already owned and after giving effect to the sale of up to 8% of Presley's Common Stock, William Lyon Homes to own at least 49% of Presley's Common Stock (but not more than 49.9%); and the absence of any material adverse change in the business or financial condition of either Presley or William Lyon Homes.

     The proposed transactions are also conditioned upon each holder of Presley's Series B Common Stock having consented to the transactions and executed a written agreement, in form and substance satisfactory to William Lyon Homes and Presley, to sell shares of Presley's Series B Common Stock to William Lyon Homes such that each holder will own less than 5% of the aggregate number of shares of Presley's Common Stock. In the case of Foothill Capital Corporation, which is the beneficial owner of less than 5% of the outstanding shares of Presley Common Stock, William Lyon Homes would purchase 710,574 shares of Series B Common Stock. If the proposed tender offer to the holders of Presley's Series A Common Stock is undersubscribed, each holder of Series B Common Stock would sell an additional number of shares pro rata and at the same price. Each of the holders of Presley Series B Common Stock would also agree that prior to the completion of the tender offer for the Series A Common Stock, they will not transfer or tender any Series A Common Stock that they may own or transfer or convert any of their remaining Series B Common Stock. William Lyon Homes would also agree not to sell for three years any shares of Presley Common Stock in excess of the number currently owned unless such sale occurs in a transaction in which all stockholders of Presley are treated equally. William Lyon Homes has advised Presley's Special Committee that each holder of Series B Common Stock has indicated its acceptance of these terms but has not entered into a binding or enforceable agreement.

     The letter of intent contemplates that each of the transactions will be structured so as to be subject to the successful completion of the others. The letter of intent also contemplates that the parties will structure the transactions (including, if necessary, by imposing limitations on certain transfers of shares) so as to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating losses for tax purposes. The letter of intent also contemplates that Presley's 12 1/2% Senior Notes due 2001 will remain outstanding without modification.

     The letter of intent provides that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes will negotiate exclusively with each other toward a definitive agreement until July 15, 1999. The letter of intent does not constitute a binding agreement to consummate the transactions and there can be no assurance that the parties will enter into a definitive agreement with respect to the transactions or that the conditions to the transactions will be satisfied.

     In connection with these events, the Company has incurred costs of approximately $692,000 for the three months ended March 31, 1999 which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

NOTE 3 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and cash equivalents...................................    $  2,770       $    304
Receivables.................................................       1,407            851
Real estate inventories.....................................     159,215        168,417
Other assets................................................       1,118          1,034
                                                                --------       --------
                                                                $164,510       $170,606
                                                                ========       ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable............................................    $  6,320       $  6,453
Accrued expenses............................................       3,264          2,098
Notes payable...............................................      28,760         29,024
Advances from The Presley Companies and subsidiaries........         764            655
                                                                --------       --------
                                                                  39,108         38,230
                                                                --------       --------

Owners' capital
  The Presley Companies and subsidiaries....................      32,752         29,807
  Others....................................................      92,650        102,569
                                                                --------       --------
                                                                 125,402        132,376
                                                                --------       --------
                                                                $164,510       $170,606
                                                                ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Sales
  Homes.....................................................  $ 37,917    $    --
Operating costs
  Cost of sales -- homes....................................   (30,831)        --
  Sales and marketing.......................................    (1,404)       (26)
                                                              --------    -------
Operating income............................................     5,682        (26)
Other income, net...........................................       177         --
                                                              --------    -------
Net income (loss)...........................................  $  5,859    $   (26)
                                                              ========    =======
Allocation to owners
  The Presley Companies and subsidiaries....................  $  2,945    $   (26)
  Others....................................................     2,914         --
                                                              --------    -------
                                                              $  5,859    $   (26)
                                                              ========    =======

     The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

NOTE 4 -- 12 1/2% SENIOR NOTES DUE 2001

     In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, and December 4, 1998, have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, and September 30, 1998, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, and again after September 30, 1998 and prior to December 4, 1998, and therefore was not required to make said offers.

     Because the Company's Consolidated Tangible Net Worth was less than $60,000,000 as of March 31, 1999, the Company would, effective on June 4, 1999, be required to make similar offers to purchase $20,000,000 in principal amount of the Senior Notes. In April 1999 the Company acquired Senior Notes with a face amount of $20,000,000 and therefore will not be required to make such offer effective on June 4, 1999.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At March 31, 1999 the Company's Consolidated Tangible Net Worth was $9,132,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

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

NOTE 5 -- SUBSEQUENT EVENT -- GAIN FROM RETIREMENT OF DEBT

     In April 1999, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,700,000. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related deferred loan costs, was $1,789,000. Such gain will be reflected as an extraordinary item in the Company's results of operations for the second quarter ending June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

     The declining economic conditions began to affect the Company's primary home-building markets in California during 1989 and continued on and off since that time. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The $89,894,000 loss for the year ended December 31, 1997, included a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses realized by the Company since 1992, the Company had a stockholders' deficit of $5,681,000 at December 31, 1997. As of March 31, 1999, the Company's stockholders equity totaled $12,125,000.

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

     The letter of intent provided that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes would negotiate exclusively with each other toward a definitive agreement until March 31, 1999.

     On February 18, 1999 the Company announced that it had received a letter from William Lyon, Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley, proposing a modification to the previously executed letter of intent with William Lyon Homes. Under the proposed modification, William Lyon Homes would make a tender offer for not more than 37% of the outstanding shares of common stock of Presley for a purchase price of $0.62 per share. In the event that more than 37% of the outstanding shares of common stock of Presley is tendered, William Lyon Homes would purchase shares from each tendering stockholder on a pro rata basis. The tender offer would be conditioned upon there being tendered and not withdrawn, a number of shares which constitutes at least 37% of the outstanding shares of Presley. The proposed modification also provided that the transaction would be structured to permit William Lyon or his affiliates, prior to consummation of the transaction and consistent with applicable securities laws, to sell shares of Presley common stock owned by them up to a maximum of 4% of the total number of shares of Presley common stock presently outstanding.

     On March 30, 1999, the parties amended the letter of intent to extend its term and the period of exclusive negotiation to April 30, 1999. The condition included in the letter of intent that the boards of directors of Presley and William Lyon Homes must approve a definitive agreement by March 31, 1999 was also extended to April 30, 1999. The parties agreed that William Lyon Homes could participate in discussions and negotiations with the holders of Presley's Series B Common Stock regarding the purchase by William Lyon Homes of such percentage of the Series B holder's shares so as to reduce such Series B holder's ownership interest in Presley Common Stock to between 4.9% and 5% of Presley's outstanding Common Stock following consummation of the proposed transactions. William Lyon Homes could also seek commitments from the Series B holders to sell additional shares to the extent that the number of shares of Series A Common Stock tendered in the tender offer are below the minimum threshold set forth in a definitive agreement. William Lyon Homes was required to notify the Special Committee regarding the details of any such discussions and negotiations. William Lyon Homes could not enter into any agreement with any Series B Holder prior to receiving the written approval from the Special Committee or Presley's Board of Directors.

     On May 4, 1999, the Company announced that after approval by the Special Committee of its Board of Directors, it has entered into a revised letter of intent with William Lyon Homes setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for a cash purchase price of $48 million and the assumption of all or substantially all of the liabilities of William Lyon Homes; and (ii) the proposed purchase by William Lyon Homes of a portion of the outstanding shares of Common Stock of Presley.

     Under the terms of the revised letter of intent, William Lyon Homes will make offers to the holders of Presley's Series B Common Stock and a tender offer to the holders of Presley's Series A Common Stock to purchase, for a cash purchase price of $0.655 per share, an aggregate number of shares of Presley's Common Stock which when added to the number of shares of Presley already owned by William Lyon Homes and its affiliates, and after giving effect to a disposition of up to 8% of the total number of shares of Presley Common Stock currently outstanding by William Lyon Homes and/or its affiliates, will cause William Lyon Homes and its affiliates to own an aggregate of approximately 49% of the outstanding shares of Presley's Common Stock.

     The proposed transactions are subject to various conditions, including the successful negotiation and execution of a definitive agreement; the receipt of opinions of Presley's advisors with respect to the fairness of the transactions to Presley and its stockholders as well as the solvency of Presley following the consummation of the transactions; the receipt of real estate appraisals satisfactory to Presley and William Lyon Homes with respect to the real estate assets of William Lyon Homes; the approval of a definitive agreement by the respective boards of directors of Presley and William Lyon Homes by July 15, 1999; receipt of all required regulatory approvals and third party consents, including any required lender consents; the possession of sufficient borrowing capacity or the receipt of financing by Presley in an amount sufficient to enable Presley to finance the transactions; the holders of Presley's Series B Common Stock not acquiring or disposing of any beneficial interest in Presley's Common Stock prior to closing; the purchase by William Lyon Homes of a sufficient number of shares of Presley Common Stock to cause, when added to the number of shares already owned and after giving effect to the sale of up to 8% of Presley's Common Stock, William Lyon Homes to own at least 49% of Presley's Common Stock (but not more than 49.9%); and the absence of any material adverse change in the business or financial condition of either Presley or William Lyon Homes.

     The proposed transactions are also conditioned upon each holder of Presley's Series B Common Stock having consented to the transactions and executed a written agreement, in form and substance satisfactory to William Lyon Homes and Presley, to sell shares of Presley's Series B Common Stock to William Lyon Homes such that each holder will own less than 5% of the aggregate number of shares of Presley's Common Stock. In the case of Foothill Capital Corporation, which is the beneficial owner of less than 5% of the outstanding shares of Presley Common Stock, William Lyon Homes would purchase 710,574 shares of Series B Common Stock. If the proposed tender offer to the holders of Presley's Series A Common Stock is undersubscribed, each holder of Series B Common Stock would sell an additional number of shares pro rata and at the same price. Each of the holders of Presley Series B Common Stock would also agree that prior to the completion of the tender offer for the Series A Common Stock, they will not transfer or tender any Series A Common Stock that they may own or transfer or convert any of their remaining Series B Common Stock. William Lyon Homes would also agree not to sell for three years any shares of Presley Common Stock in excess of the number currently owned unless such sale occurs in a transaction in which all stockholders of Presley are treated equally. William Lyon Homes has advised Presley's Special Committee that each holder of Series B Common Stock has indicated its acceptance of these terms but has not entered into a binding or enforceable agreement.

     The letter of intent contemplates that each of the transactions will be structured so as to be subject to the successful completion of the others. The letter of intent also contemplates that the parties will structure the transactions (including, if necessary, by imposing limitations on certain transfers of shares) so as to avoid triggering the change of control tax provisions that would result in the loss of Presley's net operating losses for tax purposes. The letter of intent also contemplates that Presley's 12 1/2% Senior Notes due 2001 will remain outstanding without modification.

     The letter of intent provides that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes will negotiate exclusively with each other toward a definitive agreement until July 15, 1999. The letter of intent does not constitute a binding agreement to consummate the transactions and there can be no assurance that the parties will enter into a definitive agreement with respect to the transactions or that the conditions to the transactions will be satisfied.

     In connection with these events, the Company has incurred costs of approximately $692,000 for the three months ended March 31, 1999 which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

     In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998 and December 4, 1998, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, and September 30, 1998, respectively. The Company acquired Senior Notes with a face amount of $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, and again after September 30, 1998 and prior to December 4, 1998, and therefore was not required to make said offers.

     Because the Company's Consolidated Tangible Net Worth was less than $60 million as of March 31, 1999, the Company would, effective on June 4, 1999, have been required to make similar offers to purchase $20 million in principal amount of the Senior Notes. In April 1999 the Company acquired Senior Notes with a face amount of $20 million at a cost of $17.7 million and therefore will not be required to make such offer effective on June 4, 1999. The net gain resulting from the purchase, after giving effect to income taxes and amortization of related loan costs was $1.8 million. Such gain will be reflected in the Company's results of operations for the second quarter ending June 30, 1999.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20 million of Senior Notes. At March 31, 1999 the Company's Consolidated Tangible Net Worth was $9.1 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     As more fully discussed under Working Capital Facility, on July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001,
(2) increase the loan commitment to $100 million, and (3) decrease the fees and costs compared to the prior revolving facility.

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

     As of March 31, 1999, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 3 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     At December 31, 1998, the Company had net operating loss carryforwards for Federal tax purposes of approximately $117.9 million, of which $5.1 million expires in 2007, $17.5 million expires in 2008, $27.4 million expires in 2009, $35.8 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $2.0 million expires in 2013. The Company's ability to utilize the tax benefits associated with its net operating loss carryforwards will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations. The Company presently cannot prohibit such ownership changes from occurring.

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

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:

                                                               AS OF AND FOR
                                                              THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Number of homes sold
  Company...................................................     466       539
  Unconsolidated joint ventures.............................     188        --
                                                              ------    ------
                                                                 654       539
                                                              ======    ======
Number of homes closed
  Company...................................................     401       337
  Unconsolidated joint ventures.............................     116        --
                                                              ------    ------
                                                                 517       337
                                                              ======    ======
Backlog of homes sold but not closed at end of period
  Company...................................................     564       605
  Unconsolidated joint ventures.............................     190        --
                                                              ------    ------
                                                                 754       605
                                                              ======    ======
Dollar amount of backlog of homes sold but not closed at end of period (in millions):
  Company...................................................  $123.0    $140.0
  Unconsolidated joint ventures.............................    76.7        --
                                                              ------    ------
                                                              $199.7    $140.0
                                                              ======    ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of March 31, 1999 was $199.7 million, as compared to $140.0 million as of March 31, 1998 and $165.1 million as of December 31, 1998. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 19% during 1998 and approximately 16% during the first three months of 1999.

     The number of homes sold for the quarter ended March 31, 1999 increased 21 percent to 654 units from 539 a year ago. For the first quarter of 1999, the number of homes sold increased 52 percent to 654 from 429 units in the fourth quarter of 1998. The number of homes closed in the first quarter of 1999 increased 53 percent to 517 from 337 in the first quarter of 1998. The backlog of homes sold as of March 31, 1999 was 754, up 25 percent from 605 units a year earlier, and up 22 percent from 617 units at December 31, 1998. The Company's inventory of completed and unsold homes as of March 31, 1999 has decreased by 42 percent to 29 units from 50 units as of December 31, 1998.

     The increase in net new homes orders, closings and backlog for the first quarter of 1999 as compared with the first quarter of 1998 is primarily the result of improved market conditions in substantially all of the Company's markets.

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

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

     Total sales (which represent recorded revenues from closings) for the three months ended March 31, 1999 were $82.3 million, an increase of $15.8 million (23.8%) from sales of $66.5 million for the three months ended March 31, 1998. Revenue from sales of homes increased $17.7 million to $82.1 million in the 1999 period from $64.4 million in the 1998 period. This increase was due primarily to an increase in the number of units closed and an increase in the average sales prices of homes to $204,700 in the 1999 period from $191,200 in the 1998 period.

     Total operating income changed from a loss of $1.0 million in the 1998 period to an income of $8.5 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $6.5 million, to $14.1 million in the 1999 period from $7.6 million in the 1998 period. This increase was primarily due to (1) an increase in the number of units closed, (2) changes in product mix and (3) an improvement in margins at certain of the Company's projects as a result of increased sales prices. Sales and marketing expenses decreased by $1.0 million to $4.1 million in the 1999 period from $5.1 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased slightly by $0.2 million to $3.9 million in the 1999 period from $3.7 million in the 1998 period. Income from unconsolidated joint ventures amounting to $2.9 was recognized in the 1999 period, compared to an insignificant loss in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and no significant operating results were realized in the first quarter of 1998.

     Total interest incurred decreased $2.4 million (28%) from $8.6 million in the 1998 period to $6.2 million in the 1999 period as a result of a decrease in the average amount of outstanding debt. Net interest expense decreased to $2.2 million in the 1999 period from $2.6 million in the 1998 period as a result of the decrease in the average amount of outstanding debt.

     As a result of the Company's engagement of a financial advisor in May 1998 as described previously, the Company has incurred costs of approximately $0.7 million for the three months ended March 31, 1999.

     Other income (expense), net increased to $0.7 million in the 1999 period from $0.4 million in the 1998 period primarily as a result of increased income from mortgage operations and design center operations.

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

  WORKING CAPITAL FACILITY

     On July 6, 1998 California Presley completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100 million, and (3) decrease the fees and costs compared to the prior revolving facility.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at March 31, 1999 was approximately $113 million; however, the maximum loan under the Working Capital Facility, as stated above, is limited to $100 million. The principal outstanding under the Working Capital Facility at March 31, 1999 was $16.5 million. In addition, $2.8 million of available loan capacity is restricted for letters of credit outstanding under the Working Capital Facility.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

     Upon completion of the new Working Capital Facility agreement, the Company paid a one-time, non-refundable Facility Fee of $2 million, as well as a yearly non-refundable Administrative Fee of $100,000.

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

  CMR FACILITY

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by the Company. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At March 31, 1999, the revolving line of credit had an outstanding balance of $4.1 million. Availability under the line is subject to a number of limitations, but in any case cannot exceed $5 million. Interest on the outstanding balance is at prime plus 1.00%. In April 1999, the maturity date of this line was extended to November 16, 1999.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At March 31, 1999, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $6.2 million within the Company's Arizona, New Mexico and Nevada regions.

  JOINT VENTURE FINANCING

     As of March 31, 1999, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 3 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     As of March 31, 1999, the Company's investment in such joint ventures was approximately $32.8 million and the Company's venture partners' investment in such joint ventures was approximately $92.7 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $28.8 million at March 31, 1999.

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

  CASH FLOWS -- COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

     Net cash provided by operating activities increased to $8.7 million in the 1999 period from $2.5 million in the 1998 period primarily as a result of increased income and reductions in real estate inventories.

     Net cash used in investing activities decreased to $0.3 million in the 1999 period from $5.1 million in the 1998 period primarily as a result of decreased investments in unconsolidated joint ventures.

     Net cash provided by (used in) financing activities changed from a source of $0.2 million in the 1998 period to a use of $30.3 million in the 1999 period primarily as a result of reduced net borrowings from notes payable.

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

     To date, the Company's year 2000 compliance effort has been focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). The Company determined that the highest priority project based on greatest business risk and greatest technical effort should be the conversion and upgrade of the Company's JD Edwards accounting systems (the "JD Edwards Programs"). The version of the JD Edwards programs which the Company is currently using is not year 2000 compliant. However, the Company has acquired and installed a year 2000 compliant version of the software and is currently testing such software and developing programs to convert its current applications to the new version of the software. Based on current evaluations, the Company believes that this conversion will be implemented no later than June 30, 1999 and will have minimal effects on its systems and that the cost incurred in that connection will not be material.

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

     The Company has incurred less than $50,000 in connection with its year 2000 initiatives. The Company estimates its future costs related to its year 2000 initiatives to be less than $250,000. The Company currently anticipates that its operating system will be year 2000 ready well before January 1, 2000, and that the year 2000 issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also foward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. Forward-looking statements are not guarantees of future performance or results. The Company has no specific intention to update these statements and does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q or elsewhere.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

    10.1(1) Amendment to Letter of Intent dated March 30, 1999 by and among
            William Lyon Homes, Inc., a California corporation, The Presley Companies, a Delaware corporation and Presley Homes, a California corporation.

    27      Financial Data Schedule
---------------
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

(b) REPORTS ON FORM 8-K.

     None

                             THE PRESLEY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1999                        By:      /s/ DAVID M. SIEGEL
                                            ------------------------------------
                                                      DAVID M. SIEGEL
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: May 12, 1999                        By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.1(1)     Amendment to Letter of Intent dated March 30, 1999 by and
             among William Lyon Homes, Inc., a California corporation,
             The Presley Companies, a Delaware corporation and Presley
             Homes, a California corporation.
   27        Financial Data Schedule

---------------
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.