Form 10-Q
period 1999-06-30
PRESLEY COMPANIES /DE
filed 1999-08-11
CIK 878093

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               YES [X]     NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
                   CLASS OF COMMON STOCK                        AUGUST 10, 1999
                   ---------------------                        ---------------
Series A, par value $.01                                          34,792,732
Series B, restricted voting convertible, par value $.01           17,402,946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- June 30, 1999 and December
             31, 1998..................................................      3

           Consolidated Statements of Operations -- Three and Six
             Months Ended June 30, 1999 and 1998.......................      4

           Consolidated Statement of Stockholders' Equity -- Six Months
             Ended June 30, 1999.......................................      5

           Consolidated Statements of Cash Flows -- Six Months Ended
             June 30, 1999 and 1998....................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     16

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     29

  SIGNATURES...........................................................     30

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             THE PRESLEY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PAR VALUE PER SHARE)
                                (NOTES 2 AND 3)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $  12,277      $  23,955
Receivables.................................................      13,601          8,613
Real estate inventories.....................................     176,522        174,502
Investments in and advances to unconsolidated joint
  ventures -- Note 4........................................      34,949         30,462
Property and equipment, less accumulated depreciation of
  $3,704 and $3,156 at June 30, 1999 and December 31, 1998,
  respectively..............................................       2,534          2,912
Deferred loan costs.........................................       2,441          3,381
Other assets................................................       3,908          2,579
                                                               ---------      ---------
                                                               $ 246,232      $ 246,404
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable............................................   $  15,929      $  17,364
Accrued expenses............................................      25,825         27,823
Notes payable...............................................      61,290         55,393
12 1/2% Senior Notes due 2001 -- Notes 5 and 6..............     120,000        140,000
                                                               ---------      ---------
                                                                 223,044        240,580
                                                               ---------      ---------

Stockholders' equity
  Common stock:
     Series A common stock, par value $.01 per share;
      100,000,000 shares authorized; 34,792,732 issued and
      outstanding at June 30, 1999 and December 31, 1998,
      respectively..........................................         348            348
     Series B restricted voting convertible common stock,
      par value $.01 per share; 50,000,000 shares
      authorized; 17,402,946 shares issued and outstanding
      at June 30, 1999 and December 31, 1998,
      respectively..........................................         174            174
  Additional paid-in capital -- Note 1......................     118,740        116,249
  Accumulated deficit from January 1, 1994 -- Note 1........     (96,074)      (110,947)
                                                               ---------      ---------
                                                                  23,188          5,824
                                                               ---------      ---------
                                                               $ 246,232      $ 246,404
                                                               =========      =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)
                                (NOTES 2 AND 3)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                --------------------    ----------------------
                                                  1999        1998        1999         1998
                                                --------    --------    ---------    ---------
Sales
  Homes.......................................  $ 91,985    $ 71,882    $ 174,056    $ 136,273
  Lots, land and other........................     3,730       8,648        3,956       10,735
                                                --------    --------    ---------    ---------
                                                  95,715      80,530      178,012      147,008
                                                --------    --------    ---------    ---------

Operating costs
  Cost of sales -- homes......................   (76,097)    (62,247)    (144,117)    (118,997)
  Cost of sales -- lots, land and other.......    (3,066)     (8,250)      (3,741)     (10,151)
  Sales and marketing.........................    (4,385)     (4,708)      (8,460)      (9,795)
  General and administrative..................    (3,942)     (3,275)      (7,873)      (6,956)
                                                --------    --------    ---------    ---------
                                                 (87,490)    (78,480)    (164,191)    (145,899)
                                                --------    --------    ---------    ---------
Equity in income (loss) of unconsolidated
  joint ventures..............................     1,919        (129)       4,864         (155)
                                                --------    --------    ---------    ---------
Operating income..............................    10,144       1,921       18,685          954
Interest expense, net of amounts
  capitalized.................................    (1,456)     (2,262)      (3,671)      (4,893)
Financial advisory expenses -- Note 2.........      (588)         --       (1,280)          --
Other income (expense), net...................       874         570        1,541          969
                                                --------    --------    ---------    ---------
Income (loss) before income taxes and
  extraordinary item..........................     8,974         229       15,275       (2,970)
(Provision) credit for income taxes...........    (1,286)        363       (2,191)         363
                                                --------    --------    ---------    ---------
Income (loss) before extraordinary item.......     7,688         592       13,084       (2,607)
Extraordinary item -- gain from retirement of
  debt, net of applicable income taxes -- Note
  6...........................................     1,789         522        1,789          522
                                                --------    --------    ---------    ---------
Net income (loss).............................  $  9,477    $  1,114    $  14,873    $  (2,085)
                                                ========    ========    =========    =========
Basic and diluted earnings per common share:
  -- Note 1
  Before extraordinary item...................  $   0.15    $   0.01    $    0.25    $   (0.05)
  Extraordinary item..........................      0.03        0.01         0.03         0.01
                                                --------    --------    ---------    ---------
  After extraordinary item....................  $   0.18    $   0.02    $    0.28    $   (0.04)
                                                ========    ========    =========    =========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                (NOTES 2 AND 3)

                                                        COMMON STOCK
                                            ------------------------------------                  ACCUMULATED
                                                SERIES A            SERIES B        ADDITIONAL    DEFICIT FROM
                                            ----------------    ----------------     PAID-IN       JANUARY 1,
                                            SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL          1994         TOTAL
                                            ------    ------    ------    ------    ----------    ------------    -------
Balance -- December 31, 1998..............  34,793     $348     17,403     $174      $116,249      $(110,947)     $ 5,824
Net income................................      --       --         --       --            --         14,873       14,873
Income tax benefits relating to temporary
  differences existing prior to the quasi-
  reorganization -- Note 1................      --       --         --       --         2,491             --        2,491
                                            ------     ----     ------     ----      --------      ---------      -------
Balance -- June 30, 1999..................  34,793     $348     17,403     $174      $118,740      $ (96,074)     $23,188
                                            ======     ====     ======     ====      ========      =========      =======

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                (NOTES 2 AND 3)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Operating activities
  Net income (loss).........................................  $ 14,873    $ (2,085)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization..........................       548         621
     Equity in (income) loss of unconsolidated joint
      ventures..............................................    (4,864)        155
     Extraordinary gain on repurchase of Senior Notes.......    (2,089)       (885)
     Provision for income taxes.............................     2,491          --
     Net changes in operating assets and liabilities:
       Other receivables....................................     2,882      (2,928)
       Real estate inventories..............................     1,803      15,041
       Deferred loan costs..................................       729         707
       Other assets.........................................    (1,329)    (10,675)
       Accounts payable.....................................    (1,435)        640
       Accrued expenses.....................................    (1,998)     (1,977)
                                                              --------    --------
  Net cash provided by (used in) operating activities.......    11,611      (1,386)
                                                              --------    --------
Investing activities
  Investments in and advances to unconsolidated joint
     ventures...............................................       377     (11,340)
  Proceeds from contribution of land to joint venture.......        --      25,431
  Issuance of notes receivable..............................   (17,884)         --
  Principal payments on notes receivable....................    10,014         502
  Property and equipment, net...............................      (170)       (139)
                                                              --------    --------
  Net cash provided by (used in) investing activities.......    (7,663)     14,454
                                                              --------    --------
Financing activities
  Proceeds from borrowing on notes payable..................    92,065      75,175
  Principal payments on notes payable.......................   (89,991)    (64,645)
  Purchase of 12 1/2% Senior Notes..........................   (17,700)    (18,825)
                                                              --------    --------
  Net cash used in financing activities.....................   (15,626)     (8,295)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........   (11,678)      4,773
Cash and cash equivalents -- beginning of period............    23,955       4,569
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $ 12,277    $  9,342
                                                              ========    ========
Supplemental disclosures of cash flow information
  Cash paid during the period for interest, net of amounts
     capitalized............................................  $  5,007    $  5,300
                                                              ========    ========
  Issuance of notes payable for land acquisitions...........  $  3,823    $  2,748
                                                              ========    ========

                            See accompanying notes.

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements of The Presley Companies (the "Company" or "Presley") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a presentation in accordance with generally accepted accounting principles have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     The Company designs, constructs and sells a wide range of homes designed to meet the specific needs of each of its markets. For internal reporting purposes, the Company is organized into six geographic home building regions and its mortgage operations. Because each of the Company's geographic home building regions has similar economic characteristics, housing products and class of prospective buyers, the geographic home building regions have been aggregated into a single home building segment. Mortgage company operations did not meet the materiality thresholds which would require disclosure under Statement No. 131 for the three and six months ended June 30, 1999 and 1998, and accordingly, are not separately reported.

     The Company evaluates performance and allocates resources primarily on the operating income of individual home building projects. Operating income is defined by the Company as sales of homes, lots and land; less cost of sales, impairment losses on real estate, selling and marketing, and general and administrative expenses. Accordingly, operating income excludes certain expenses included in the determination of net income. Operating income from home building operations, including income from the Company's investment in unconsolidated joint ventures, totaled $10.1 million and $1.9 million for the three months ended June 30, 1999 and 1998, respectively, and $18.7 million and $1.0 million for the six months ended June 30, 1999 and 1998, respectively. All other segment measurements are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There were no customers that contributed 10% or more of the Company's total revenues during the three and six months ended June 30, 1999 and 1998.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

     Earnings per share amounts for all periods presented conform to Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Basic and diluted earnings per common share for the three and six months ended June 30, 1999 and 1998 are based on 52,195,678 shares of Series A and Series B common stock outstanding.

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 1999 and December 31, 1998 and revenues and expenses for the periods presented. Accordingly, actual results could differ materially from those estimates in the near-term.

     Effective as of January 1, 1994, the Company completed a capital restructuring and quasi-reorganization. The quasi-reorganization resulted in the adjustment of assets and liabilities to estimated fair values and the elimination of an accumulated deficit effective January 1, 1994. Income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at January 1, 1994 and temporary differences existing prior to or resulting from the quasi-reorganization, are excluded from the results of operations and credited to paid-in capital. During the three and six months ended June 30, 1999 income tax benefits of $1,586,000 and $2,491,000, respectively, were excluded from results of operations and credited to paid-in capital.

NOTE 2 -- COMPANY ENGAGES FINANCIAL ADVISOR AND ENTERS INTO LETTER OF INTENT WITH WILLIAM LYON HOMES, INC.

     The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read LLC to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. In conjunction with the engagement of the financial advisor, a Special Committee comprised of independent directors of the Company's Board of Directors was formed to evaluate strategic alternatives. The Company's actions were a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

     Declining economic conditions began to affect the Company's primary home-building markets in California during 1989. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The Company had a loss of $89,894,000 for the year ended December 31, 1997, which included a non-cash charge of $74,000,000 as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses which have been realized by the Company, the Company had a stockholders' deficit of $5,681,000 at December 31, 1997. The Company's stockholders' equity totaled $5,824,000 and $23,188,000 at December 31, 1998 and June 30, 1999, respectively.

     On December 31, 1998, the Company announced that, after unanimous approval by the Special Committee of independent directors, Presley had entered into a letter of intent with William Lyon Homes, Inc. ("William Lyon Homes") setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48,000,000 together with the assumption of related liabilities, and (ii) the concurrent purchase by William Lyon Homes pursuant to a tender offer for not less than 40% and not more than 49% of the outstanding shares of Presley common stock held by stockholders other than William Lyon at a price of $0.62 per share. William Lyon Homes, which is owned by William Lyon and his son, William H. Lyon, is a California-based homebuilder and real estate developer with projects currently under development in Northern and Southern California. William Lyon is Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley. The execution of the letter of intent followed a review over several months by the Special Committee, together

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

with its financial and legal advisors, of strategic alternatives available to Presley as well as a review of other proposals received from third parties.

     The letter of intent provided that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes would negotiate exclusively with each other toward a definitive agreement until March 31, 1999.

     On February 18, 1999, the Company announced that it had received a letter from William Lyon proposing a modification to the previously executed letter of intent with William Lyon Homes. Under the proposed modification, William Lyon Homes would make a tender offer for not more than 37% of the outstanding shares of common stock of Presley for a purchase price of $0.62 per share. In the event that more than 37% of the outstanding shares of common stock of Presley is tendered, William Lyon Homes would purchase shares from each tendering stockholder on a pro rata basis. The tender offer would be conditioned upon there being tendered and not withdrawn, a number of shares which constitutes at least 37% of the outstanding shares of Presley. The proposed modification also provided that the transaction would be structured to permit William Lyon or his affiliates, prior to consummation of the transaction and consistent with applicable securities laws, to sell shares of Presley common stock owned by them up to a maximum of 4% of the total number of shares of Presley common stock presently outstanding.

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

     On May 4, 1999, the Company announced that after approval by the Special Committee of its Board of Directors, it had entered into a revised letter of intent with William Lyon Homes setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for a cash purchase price of $48,000,000 and the assumption of all or substantially all of the liabilities of William Lyon Homes; and (ii) the proposed purchase by William Lyon Homes of a portion of the outstanding shares of Common Stock of Presley.

     Under the terms of the revised letter of intent, William Lyon Homes would make offers to the holders of Presley's Series B Common Stock and a tender offer to the holders of Presley's Series A Common Stock to purchase, for a cash purchase price of $0.655 per share, an aggregate number of shares of Presley's Common Stock which when added to the number of shares of Presley already owned by William Lyon Homes and its affiliates, and after giving effect to a disposition of up to 8% of the total number of shares of Presley Common Stock currently outstanding by William Lyon Homes and/or its affiliates, would cause William Lyon Homes and its affiliates to own an aggregate of approximately 49% of the outstanding shares of Presley's Common Stock.

     The proposed transactions are subject to various conditions, including the successful negotiation and execution of a definitive agreement; the receipt of opinions of Presley's advisors with respect to the fairness of

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

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

     Effective as of July 15, 1999, Presley and William Lyon Homes amended the revised letter of intent to extend from July 15 to October 15, 1999 the term of the letter of intent, the period of exclusive negotiations and the date by which the respective boards of directors of Presley and William Lyon Homes must approve a definitive agreement with respect to the proposed transactions.

     The proposed transactions were also conditioned upon certain holders of Presley's Series B Common Stock having consented to the transactions and executed a written agreement, in form and substance satisfactory to William Lyon Homes and Presley, to sell shares of Presley's Series B Common Stock to William Lyon Homes such that each holder would own less than 5% of the aggregate number of shares of Presley's Common Stock. William Lyon Homes has advised Presley's Special Committee that in July 1999, William Lyon Homes entered into separate agreements with three holders of Presley's Series B Common Stock which provide for the purchase by William Lyon Homes from these holders of 9,434,813 (subject to adjustment as described below) of Presley's Series B Common Stock for a cash price of $0.655 per share. The parties have agreed that if following the closing of the sale of the Series B Common Stock pursuant to these agreements and the closing of the transactions contemplated in the revised letter of intent, and after giving effect to the possible disposition by William Lyon Homes and its affiliates of up to 8% of the outstanding shares of Presley as contemplated in the revised letter of intent, William Lyon Homes and its affiliates own less than an aggregate of approximately 49% (but in no event more than 49.9%) of Presley's outstanding Common Stock, then such holders of Presley's Series B Common Stock will sell to William Lyon Homes, at a cash price of $0.655 per share, an additional number of shares of Presley's Series B Common Stock so as to enable William Lyon Homes and its affiliates to own approximately 49% (but in no event more than 49.9%) of Presley's outstanding Common Stock. Each of these holders of Presley's Series B Common Stock has also agreed that prior to the closing of the purchase, it will not transfer, tender, or encumber any shares of Presley's Common Stock that it owns or convert any of its remaining Series B Common Stock. Each of these holders has also agreed that prior to the closing, it will not acquire any beneficial interest in shares of Presley's Common Stock or options, warrants or other rights to acquire shares of Presley's Common Stock. William Lyon Homes has also agreed not to sell for three years any shares of Presley Common Stock in excess of the number currently owned by William Lyon Homes, William Lyon or their affiliates unless such sale occurs in a transaction in which all stockholders of Presley are given the opportunity to participate pro rata and on the same terms and conditions. The agreements with such holders of Presley's Series B Common Stock contain conditional commitments on the part of the selling security holders to vote their shares in favor of the proposed merger of Presley into a wholly-owned subsidiary in which the subsidiary will be the surviving company in the merger. The charter documents of the subsidiary will contain provisions that will restrict certain share transfers so as to avoid an ownership change which could result in the limitation of Presley's use of its net operating loss carryforwards for tax purposes (see Note 3). Each of the agreements with such holders of

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

Presley's Series B Common Stock may be terminated by either of the parties if the closing has not occurred by November 15, 1999. Presley is not a party to these Series B stock purchase agreements.

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

     The revised letter of intent, as amended, provides that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes will negotiate exclusively with each other toward a definitive agreement until October 15, 1999. The letter of intent does not constitute a binding agreement to consummate the transactions and there can be no assurance that the parties will enter into a definitive agreement with respect to the transactions or that the conditions to the transactions will be satisfied.

     In connection with these events, the Company has incurred costs of approximately $588,000 and $1,280,000 for the three and six months ended June 30, 1999, respectively, which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

NOTE 3 -- BOARD OF DIRECTORS APPROVES, SUBJECT TO STOCKHOLDER APPROVAL, MERGER WITH WHOLLY-OWNED SUBSIDIARY

     On July 20, 1999, Presley announced that its Board of Directors has approved, subject to stockholder approval, a merger of Presley into a wholly-owned subsidiary. The subsidiary will be the surviving company in the merger.

     The principal purpose of the proposed merger is to help preserve Presley's substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income or income tax by decreasing the risk of an "ownership change" for federal income tax purposes. This will be accomplished by imposing certain restrictions on the transfer of the surviving company's stock. These restrictions will be similar to those imposed by several other public companies for the purpose of preserving their tax benefits against an "ownership change."

     As previously reported, Presley's future use of tax carryforwards would be severely limited if there were an "ownership change," as defined by the applicable tax laws and regulations, over any three-year period. While Presley believes an "ownership change" has not occurred since 1994, there is a risk that future shifts in ownership, primarily involving present or future holders of 5% or more of Presley's shares, could result in an "ownership change" as calculated for federal income tax purposes.

     Generally, Presley has no control over purchases or sales by investors who acquire 5% or more of its shares. However, the merger is being proposed to reduce the risk of an "ownership change" occurring by restricting certain transfers of the surviving company's stock.

     In general, if the proposed merger is consummated, the transfer restrictions will prohibit, without prior approval of the board of directors of the surviving company, the direct or indirect disposition or acquisition of any stock of the company by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the surviving company's stock.

     These restrictions are intended to bind all holders of shares of Presley's common stock outstanding at the effective time of the proposed merger. If the proposed merger is consummated, the transfer restrictions on the shares of the surviving company will remain in effect for at least three years unless the surviving company's board determines that they are no longer needed to preserve the company's tax benefits.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

     Transfers of shares of Presley common stock occurring prior to the effective time of the proposed merger will not be restricted and all holders of Presley common stock as of such effective time will receive shares of the surviving company in exchange for their Presley shares on a proposed one-for-five basis. However, subsequent dispositions of those company shares will be subject to the transfer restrictions. Accordingly, if the proposed merger is consummated, persons who are or become "5% stockholders" of Presley for purposes of the applicable federal income tax regulations will be prohibited from disposing of their shares or acquiring additional shares in the surviving company while the transfer restrictions are in effect unless the express consent of the board of directors of the surviving company is obtained.

     The proposed merger will be submitted for approval at a special meeting of stockholders of Presley which has not yet been called. A date for the special meeting will be set and announced at the appropriate time. The proposed merger will require the approval of a majority of the shares of Presley's Series A and Series B common stock, voting as a single class. No appraisal rights will be available in connection with the transaction.

     The merger is also subject to a number of other conditions, including receipt of necessary consents and approvals; receipt of a satisfactory opinion as to the federal income tax effects of the merger; and consummation of the other transactions contemplated by the letter of intent with William Lyon Homes.

     If the proposed merger is consummated, each share of Series A or Series B common stock of Presley will be converted into the right to receive 0.2 common shares of the surviving company and outstanding stock options of Presley will be correspondingly adjusted. The surviving company will have substantially the same financial position as that of Presley immediately before the merger (the merger is expected to take effect after consummation of the transactions contemplated in the letter of intent with William Lyon Homes). Except for the transfer restrictions, the new shares issued by the surviving company in the merger will have terms substantially similar to the old shares.

     Presley will solicit proxies and the offering of the new shares in the merger will be made under the federal securities laws only pursuant to a registration statement declared effective by the Securities and Exchange Commission.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

NOTE 4 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 is summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and cash equivalents...................................    $  3,558       $    304
Receivables.................................................         531            851
Real estate inventories.....................................     161,590        168,417
Other assets................................................       1,771          1,034
                                                                --------       --------
                                                                $167,450       $170,606
                                                                ========       ========

                             LIABILITIES AND OWNERS' CAPITAL

Accounts payable............................................    $  7,377       $  6,453
Accrued expenses............................................       4,597          2,098
Notes payable...............................................      28,460         29,024
Advances from The Presley Companies and subsidiaries........         691            655
                                                                --------       --------
                                                                  41,125         38,230
                                                                --------       --------
Owners' capital
  The Presley Companies and subsidiaries....................      34,258         29,807
  Others....................................................      92,067        102,569
                                                                --------       --------
                                                                 126,325        132,376
                                                                --------       --------
                                                                $167,450       $170,606
                                                                ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                            -------------------    -------------------
                                              1999       1998        1999       1998
                                            --------    -------    --------    -------
Sales
  Homes...................................  $ 32,619    $ 1,719    $ 70,536    $ 1,719
Operating costs
  Cost of sales -- homes..................   (26,764)    (1,568)    (57,595)    (1,568)
  Sales and marketing.....................    (1,165)      (307)     (2,569)      (333)
                                            --------    -------    --------    -------
Operating income..........................     4,690       (156)     10,372       (182)
Other income, net.........................        45         20         222         20
                                            --------    -------    --------    -------
Net income (loss).........................  $  4,735    $  (136)   $ 10,594    $  (162)
                                            ========    =======    ========    =======
Allocation to owners
  The Presley Companies and
     subsidiaries.........................  $  1,919    $  (129)   $  4,864    $  (155)
  Others..................................     2,816         (7)      5,730         (7)
                                            --------    -------    --------    -------
                                            $  4,735    $  (136)   $ 10,594    $  (162)
                                            ========    =======    ========    =======

     Based upon current estimates, substantially all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

NOTE 5 -- 12 1/2% SENIOR NOTES DUE 2001

     In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60,000,000 for two consecutive fiscal quarters, the Company is required to offer to purchase $20,000,000 in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60,000,000 beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998 and June 4, 1999, have been required to make offers to purchase $20,000,000 of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997, March 31, 1998, September 30, 1998 and March 31, 1999, respectively. The Company acquired Senior Notes with a face amount of $20,000,000 after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998 and again after March 31, 1999 and prior to June 4, 1999, and therefore was not required to make said offers.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60,000,000 or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20,000,000 of Senior Notes. At June 30, 1999, the Company's Consolidated Tangible Net Worth was $20,747,000. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

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

NOTE 6 -- GAIN FROM RETIREMENT OF DEBT

     In April 1999, the Company purchased $20,000,000 principal amount of its outstanding Senior Notes at a cost of $17,700,000. The net gain resulting from the purchase was $1,789,000, after giving effect to income taxes of $300,000 and amortization of related deferred loan costs of $211,000. Such gain is reflected as an extraordinary item in the Company's results of operations for the second quarter ending June 30, 1999.

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

GENERAL OVERVIEW

     The Company announced on May 5, 1998 that it had engaged Warburg Dillon Read LLC to explore various strategic alternatives including the refinancing/restructuring of its outstanding debt obligations or the sale of certain, or substantially all, of its assets. In conjunction with the engagement of the financial advisor, a Special Committee comprised of independent directors of the Company's Board of Directors was formed to evaluate strategic alternatives. The Company's actions were a direct result of the severe economic conditions encountered during the past several years, together with the Company's highly leveraged capital structure.

     Declining economic conditions began to affect the Company's primary home-building markets in California during 1989. In view of substantial declines in the value of certain of the Company's real estate assets since 1992, the Company has been required to write down the book value of these real estate assets in accordance with generally accepted accounting principles. The Company had a loss of $89.9 million for the year ended December 31, 1997 which included a non-cash charge of $74.0 million as a result of the recognition of impairment losses on certain of the Company's real estate assets. As a result of the substantial losses which have been realized by the Company, the Company had a stockholders' deficit of $5.7 million at December 31, 1997. The Company's stockholders' equity totaled $5.8 million and $23.2 million at December 31, 1998 and June 30, 1999, respectively.

     On December 31, 1998, the Company announced that, after unanimous approval by the Special Committee of independent directors, Presley had entered into a letter of intent with William Lyon Homes, Inc. ("William Lyon Homes") setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48.0 million together with the assumption of related liabilities, and (ii) the concurrent purchase by William Lyon Homes pursuant to a tender offer for not less than 40% and not more than 49% of the outstanding shares of Presley common stock held by stockholders other than William Lyon at a price of $0.62 per share. William Lyon Homes, which is owned by William Lyon and his son, William H. Lyon, is a California-based homebuilder and real estate developer with projects currently under development in Northern and Southern California. William Lyon is Chairman of the Board of William Lyon Homes and also Chairman of the Board of Presley. The execution of the letter of intent followed a review over several months by the Special Committee, together with its financial and legal advisors, of strategic alternatives available to Presley as well as a review of other proposals received from third parties.

     The letter of intent provided that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes would negotiate exclusively with each other toward a definitive agreement until March 31, 1999.

     On February 18, 1999, the Company announced that it had received a letter from William Lyon proposing a modification to the previously executed letter of intent with William Lyon Homes. Under the proposed modification, William Lyon Homes would make a tender offer for not more than 37% of the outstanding shares of common stock of Presley for a purchase price of $0.62 per share. In the event that more than 37% of the outstanding shares of common stock of Presley is tendered, William Lyon Homes would purchase shares from each tendering stockholder on a pro rata basis. The tender offer would be conditioned upon there being tendered and not withdrawn a number of shares which constitutes at least 37% of the outstanding shares of Presley. The proposed modification also provided that the transaction would be structured to permit William Lyon or his affiliates, prior to consummation of the transaction and consistent with applicable securities laws, to sell shares of Presley common stock owned by them up to a maximum of 4% of the total number of shares of Presley common stock presently outstanding.

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

     On May 4, 1999, the Company announced that after approval by the Special Committee of its Board of Directors, it had entered into a revised letter of intent with William Lyon Homes setting forth their preliminary understanding with respect to (i) the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for a cash purchase price of $48 million and the assumption of all or substantially all of the liabilities of William Lyon Homes; and (ii) the proposed purchase by William Lyon Homes of a portion of the outstanding shares of Common Stock of Presley.

     Under the terms of the revised letter of intent, William Lyon Homes would make offers to the holders of Presley's Series B Common Stock and a tender offer to the holders of Presley's Series A Common Stock to purchase, for a cash purchase price of $0.655 per share, an aggregate number of shares of Presley's Common Stock which when added to the number of shares of Presley already owned by William Lyon Homes and its affiliates, and after giving effect to a disposition of up to 8% of the total number of shares of Presley Common Stock currently outstanding by William Lyon Homes and/or its affiliates, would cause William Lyon Homes and its affiliates to own an aggregate of approximately 49% of the outstanding shares of Presley's Common Stock.

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

     Effective as of July 15, 1999, Presley and William Lyon Homes amended the revised letter of intent to extend from July 15 to October 15, 1999 the term of the letter of intent, the period of exclusive negotiations and the date by which the respective boards of directors of Presley and William Lyon Homes must approve a definitive agreement with respect to the proposed transactions.

     The proposed transactions were also conditioned upon certain holders of Presley's Series B Common Stock having consented to the transactions and executed a written agreement, in form and substance satisfactory to William Lyon Homes and Presley, to sell shares of Presley's Series B Common Stock to William Lyon Homes such that each holder would own less than 5% of the aggregate number of shares of Presley's Common Stock. William Lyon Homes has advised Presley's Special Committee that in July 1999, William Lyon Homes entered into separate agreements with three holders of Presley's Series B Common Stock which provide for the purchase by William Lyon Homes from these holders of 9,434,813 (subject to adjustment as described below) of Presley's Series B Common Stock for a cash price of $0.655 per share. The parties have agreed that if following the closing of the sale of the Series B Common Stock pursuant to these agreements and the closing of the transactions contemplated in the revised letter of intent, and after giving effect to the possible disposition by William Lyon Homes and its affiliates of up to 8% of the outstanding shares of Presley as contemplated in the revised letter of intent, William Lyon Homes and its affiliates own less than an aggregate of approximately 49% (but in no event more than 49.9%) of Presley's outstanding Common Stock, then such holders of Presley's Series B Common Stock will sell to William Lyon Homes, at a cash price of $0.655 per share, an additional number of shares of Presley's Series B Common Stock so as to enable William Lyon Homes and its affiliates to own approximately 49% (but in no event more than 49.9%) of Presley's outstanding Common Stock. Each of these holders of Presley's Series B Common Stock has also agreed that prior to the closing of the purchase, it will not transfer, tender, or encumber any shares of Presley's Common Stock that it owns or convert any of its remaining Series B Common Stock. Each of these holders has also agreed that prior to the closing, it will not acquire any beneficial interest in shares of Presley's Common Stock or options, warrants or other rights to acquire shares of Presley's Common Stock. William Lyon Homes has also agreed not to sell for three years any shares of Presley Common Stock in excess of the number currently owned by William Lyon Homes, William Lyon or their affiliates unless such sale occurs in a transaction in which all stockholders of Presley are given the opportunity to participate pro rata and on the same terms and conditions. The agreements with such holders of Presley's Series B Common Stock contain conditional commitments on the part of the selling security holders to vote their shares in favor of the proposed merger of Presley into a wholly-owned subsidiary in which the subsidiary will be the surviving company in the merger. The charter documents of the subsidiary will contain provisions that will restrict certain share transfers so as to avoid an ownership change which could result in the limitation of Presley's use of its net operating loss carryforwards for tax purposes (see Note 3). Each of the agreements with such holders of Presley's Series B Common Stock may be terminated by either of the parties if the closing has not occurred by November 15, 1999. Presley is not a party to these Series B stock purchase agreements.

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

     The revised letter of intent, as amended, provides that, subject to the fiduciary duties of their respective boards of directors, Presley and William Lyon Homes will negotiate exclusively with each other toward a definitive agreement until October 15, 1999. The letter of intent does not constitute a binding agreement to consummate the transactions and there can be no assurance that the parties will enter into a definitive agreement with respect to the transactions or that the conditions to the transactions will be satisfied.

     In connection with these events, the Company has incurred costs of approximately $588,000 and $1,280,000 for the three and six months ended June 30, 1999, respectively, which are reflected in the Consolidated Statement of Operations as financial advisory expenses.

     In accordance with the bond indenture governing the Company's Senior Notes which are due in 2001, if the Company's Consolidated Tangible Net Worth is less than $60 million for two consecutive fiscal quarters, the Company is required to offer to purchase $20 million in principal amount of the Senior Notes. Because the Company's Consolidated Tangible Net Worth has been less than $60 million beginning with the quarter ended June 30, 1997, the Company would, effective on December 4, 1997, June 4, 1998, December 4, 1998 and June 4, 1999, have been required to make offers to purchase $20 million of the Senior Notes at par plus accrued interest, less the face amount of Senior Notes acquired by the Company after September 30, 1997,

March 31, 1998, September 30, 1998 and March 31, 1999, respectively. The Company acquired Senior Notes with a face amount of $20 million after September 30, 1997 and prior to December 4, 1997, again after March 31, 1998 and prior to June 4, 1998, again after September 30, 1998 and prior to December 4, 1998 and again after March 31, 1999 and prior to June 4, 1999, and therefore was not required to make said offers.

     Each six months thereafter, until such time as the Company's Consolidated Tangible Net Worth is $60 million or more at the end of a fiscal quarter, the Company will be required to make similar offers to purchase $20 million of Senior Notes. At June 30, 1999, the Company's Consolidated Tangible Net Worth was $20.7 million. The Company's management has previously held discussions, and may in the future hold discussions, with representatives of certain of the holders of the Senior Notes with respect to modifying this repurchase provision of the bond indenture agreement. To date, no agreement has been reached to modify this repurchase provision. Any such change in the terms or conditions of the bond indenture agreement requires the affirmative vote of at least a majority in principal amount of the Senior Notes outstanding. No assurances can be given that any such change will be made.

     As more fully discussed under Working Capital Facility, on July 6, 1998 the Company completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001,
(2) increase the loan commitment to $100 million, and (3) decrease the fees and costs compared to the prior revolving facility.

     Because of the Company's obligation to offer to purchase $20 million of the Senior Notes each six months so long as the Company's Consolidated Tangible Net Worth is less than $60 million, the Company is restricted in its ability to acquire, hold and develop real estate projects. The Company changed its operating strategy during 1997 to finance certain projects by forming joint ventures with venture partners that would provide a substantial portion of the capital necessary to develop these projects. The Company believes that the use of joint venture partnerships will better enable it to reduce its capital investment and risk in the highly capital intensive California markets, as well as to repurchase the Company's Senior Notes as described above. The Company does not contemplate any change in this operating strategy in connection with the transactions with William Lyon Homes as described above. The Company would generally receive, after priority returns and capital distributions to its partners, approximately 50% of the profits and losses, and cash flows from these joint ventures.

     As of June 30, 1999, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's consolidated financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. Based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     Based on information currently available to it at December 31, 1998, the Company had a net operating loss carryforward for Federal tax purposes of approximately $126.2 million, of which $5.1 million expires in 2007, $17.5 million expires in 2008, $27.4 million expires in 2009, $35.8 million expires in 2010, $13.7 million expires in 2011, $16.4 million expires in 2012 and $10.3 million expires in 2018 (included in the $126.2 million is $33.1 million of net operating loss carryforward that is limited due to a prior ownership change). The Company's ability to utilize the tax benefits associated with its net operating loss carryforward will depend upon the amount of its otherwise taxable income and may be limited in the event of an "ownership change" under federal tax laws and regulations. The Company presently cannot prohibit such ownership changes from occurring. In addition, the amount of net operating loss carryforward has not been audited or otherwise validated by the Internal Revenue Service and may be challenged.

     The ability of the Company to meet its obligations on its indebtedness will depend to a large degree on its future performance which in turn will be subject, in part, to factors beyond its control, such as prevailing economic conditions, mortgage and other interest rates, competition, construction defect or other litigation, weather, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, availability of labor and homebuilding materials, changes in governmental laws and regulations, and the availability and cost of land for future development. At this time, the Company's degree of leverage may limit its ability to meet its obligations, withstand adverse business or other conditions and capitalize on business opportunities.

     The Company has announced that it has received notification from the New York Stock Exchange that the Securities and Exchange Commission has approved amendments to the NYSE's continued listing standards. While these new continued listing standards took effect on July 27, 1999, the SEC is soliciting comments on these new standards for a 90-day period. The NYSE has stated that it expects permanent approval of the standards as currently drafted. Under these new standards, the Company would be considered "below criteria" if it has:

     - Total market capitalization of less than $50 million and total stockholders' equity of less than $50 million.

     - Average market capitalization of less than $15 million over a consecutive 30-day trading period; and

     - Average closing price of less than $1 over a consecutive 30 trading-day period.

     The NYSE has notified the Company that it is below these new criteria. The NYSE has further informed the Company that failure to raise its stock price above $1.00 per share within six months will result in immediate suspension of trading and application to the SEC for delisting. In addition, the Company will have 45 days from the date of the NYSE's notification to present a business plan to the NYSE that will demonstrate compliance with all aspects of the other two criteria within 12 months of the date of the NYSE's notification. If the NYSE accepts the Company's business plan, the Company will be monitored for quarterly compliance with its plan. If the Company fails to achieve the quarterly milestones or if at the completion of the 12 months it is not in compliance with the new continued listing criteria, the Company will be suspended from trading on the NYSE and application will be made to the SEC for delisting. If the Company achieves all quarterly milestones and meets the NYSE continued listing criteria at the end of the 12 month period, the Company will be considered in "good standing" and no longer subject to business plan review. However, the Company would be subject to the NYSE's on-going listing review policies and procedures. If the business plan is not accepted by the NYSE or the Company elects not to submit a business plan, the Company will be subject to immediate trading suspension and subsequent delisting procedures.

     The Company has notified the NYSE that it intends to submit a business plan within the 45 day period. There can be no assurance, however, that the business plan will be accepted by the NYSE; that the Company will achieve the quarterly milestones included in the plan; or that the Company will comply with the new continued listing criteria at the completion of the 12 month period.

RESULTS OF OPERATIONS

  OVERVIEW AND RECENT RESULTS

     Homes sold, closed and in backlog for the Company and its unconsolidated joint ventures as of and for the periods presented are as follows:

                                                   AS OF AND FOR       AS OF AND FOR
                                                  THE THREE MONTHS     THE SIX MONTHS
                                                   ENDED JUNE 30,      ENDED JUNE 30,
                                                  ----------------    ----------------
                                                   1999      1998      1999      1998
                                                  ------    ------    ------    ------
Number of homes sold
  Company.....................................       462       559       928     1,080
  Unconsolidated joint ventures...............       143        63       331        81
                                                  ------    ------    ------    ------
                                                     605       622     1,259     1,161
                                                  ======    ======    ======    ======
Number of homes closed
  Company.....................................       438       395       839       732
  Unconsolidated joint ventures...............        96         2       212         2
                                                  ------    ------    ------    ------
                                                     534       397     1,051       734
                                                  ======    ======    ======    ======
Backlog of homes sold but not closed at end of
  period
  Company.....................................       588       744       588       744
  Unconsolidated joint ventures...............       237        86       237        86
                                                  ------    ------    ------    ------
                                                     825       830       825       830
                                                  ======    ======    ======    ======
Dollar amount of backlog of homes sold but not
  closed at end of period (in millions):
  Company.....................................    $120.0    $159.4    $120.0    $159.4
  Unconsolidated joint ventures...............      95.7      45.0      95.7      45.0
                                                  ------    ------    ------    ------
                                                  $215.7    $204.4    $215.7    $204.4
                                                  ======    ======    ======    ======

     Homes in backlog are generally closed within three to six months. The dollar amount of backlog of homes sold but not closed as of June 30, 1999 was $215.7 million, as compared to $204.4 million as of June 30, 1998 and $199.7 million as of March 31, 1999. The cancellation rate of buyers who contracted to buy a home but did not close escrow at the Company's projects was approximately 19% during 1998 and approximately 17% during the first six months of 1999.

     The number of homes sold for the quarter ended June 30, 1999 decreased 3 percent to 605 units from 622 a year ago. For the second quarter of 1999, the number of homes sold decreased 7 percent to 605 from 654 units in the first quarter of 1999. The number of homes closed in the second quarter of 1999 increased 35 percent to 534 from 397 in the first quarter of 1998. The backlog of homes sold as of June 30, 1999 was 825, down slightly from 830 units a year earlier, and up 9 percent from 754 units at March 31, 1999. The Company's inventory of completed and unsold homes as of June 30, 1999 has decreased by 21 percent to 23 units from 29 units as of March 31, 1999.

     The decrease in net new home orders for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 is primarily the result of a decrease in the number of sales locations to 40 at June 30, 1999 from 49 at June 30, 1998, offset by improved market conditions in substantially all of the Company's markets. The increase in net new homes orders and closings for the first six months of 1999 as compared with the first six months of 1998 is primarily the result of improved market conditions in substantially all of the Company's markets.

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

  COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30, 1998

     Total sales (which represent recorded revenues from closings) for the three months ended June 30, 1999 were $95.7 million, an increase of $15.2 million (18.9%) from sales of $80.5 million for the three months ended June 30, 1998. Revenue from sales of homes increased $20.1 million to $92.0 million in the 1999 period from $71.9 million in the 1998 period. This increase was due primarily to an increase in the number of units closed and an increase in the average sales prices of homes to $210,000 in the 1999 period from $182,000 in the 1998 period.

     Total operating income increased from $1.9 million in the 1998 period to $10.1 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $6.3 million to $15.9 million in the 1999 period from $9.6 million in the 1998 period. This increase was primarily due to
(1) an increase in the number of units closed, (2) changes in product mix and
(3) an improvement in margins at certain of the Company's projects as a result of increased sales prices. Sales and marketing expenses decreased by $0.3 million to $4.4 million in the 1999 period from $4.7 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $0.6 million to $3.9 million in the 1999 period from $3.3 million in the 1998 period, primarily as a result of additional accruals for increased employee bonuses based upon the improved operating results of the Company, offset by increased reimbursement of overhead expenses from joint ventures. Equity in income of unconsolidated joint ventures amounting to $1.9 million was recognized in the 1999 period, compared to an insignificant loss in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and no significant operating results were realized in the second quarter of 1998.

     Total interest incurred decreased $2.5 million (31%) from $8.0 million in the 1998 period to $5.5 million in the 1999 period primarily as a result of a decrease in the average amount of outstanding debt. Net interest expense decreased to $1.5 million in the 1999 period from $2.3 million in the 1998 period as a result of the decrease in the average amount of outstanding debt.

     As a result of the Company's engagement of a financial advisor in May 1998 as described previously, the Company has incurred costs of approximately $0.6 million for the three months ended June 30, 1999.

     Other income (expense), net increased to $0.9 million in the 1999 period from $0.6 million in the 1998 period primarily as a result of increased income from mortgage operations and design center operations.

  COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

     Total sales (which represent recorded revenues from closings) for the six months ended June 30, 1999 were $178.0 million, an increase of $31.0 million (21%) from sales of $147.0 million for the six months ended June 30, 1998. Revenue from sales of homes increased $37.8 million to $174.1 million in the 1999 period from $136.3 million in the 1998 period. This increase was due primarily to an increase in the number of units closed and an increase in the average sales prices of homes to $207,500 in the 1999 period from $186,200 in the 1998 period.

     Total operating income increased from $1.0 million in the 1998 period to $18.7 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $12.6 million, to $29.9 million in the 1999 period from $17.3 million in the 1998 period. This increase was primarily due to (1) an increase in the number of units closed, (2) changes in product mix and (3) an improvement in margins at certain of the Company's projects as a result of increased sales prices. Sales and marketing expenses decreased by $1.3 million to $8.5 million in the 1999 period from $9.8 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $0.9 million to $7.9 million in the 1999 period from $7.0 million in the 1998 period, primarily as a result of additional accruals for increased employee bonuses based upon the improved operating results of the Company, offset by increased reimbursement of overhead expenses from joint ventures. Equity in income of unconsolidated joint ventures amounting to $4.9 million was recognized in the 1999 period, compared to an insignificant loss in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and no significant operating results were realized in the first six months of 1998.

     Total interest incurred decreased $5.0 million (30%) from $16.7 million in the 1998 period to $11.7 million in the 1999 period as a result of a decrease in the average amount of outstanding debt. Net interest expense decreased to $3.7 million in the 1999 period from $4.9 million in the 1998 period as a result of the decrease in the average amount of outstanding debt.

     As a result of the Company's engagement of a financial advisor in May 1998 as described previously, the Company has incurred costs of approximately $1.3 million for the six months ended June 30, 1999.

     Other income (expense), net increased to $1.5 million in the 1999 period from $1.0 million in the 1998 period primarily as a result of increased income from mortgage operations and design center operations.

FINANCIAL CONDITION AND LIQUIDITY

     The Company provides for its ongoing cash requirements principally from internally generated funds from the sales of real estate and from outside borrowings and, beginning in 1997, by joint venture financing from newly formed joint ventures with venture partners that provide a substantial portion of the capital required for certain projects. The Company currently maintains the following major credit facilities: 12 1/2% Senior Notes (the "Senior Notes"); a secured revolving lending facility (the "Working Capital Facility"); and a revolving line of credit relating to Carmel Mountain Ranch, its wholly-owned joint venture partnership (the "CMR Facility").

     The letter of intent with William Lyon Homes includes the proposed acquisition by Presley of substantially all of the assets of William Lyon Homes for approximately $48.0 million and the assumption of all or substantially all of the liabilities of William Lyon Homes. The letter of intent is conditioned upon, among other things, the receipt of financing by Presley in an amount sufficient to finance the transaction. Presley intends to finance this transaction through additional borrowings under its Working Capital Facility. The Company's strategy of financing other projects through the use of joint ventures will not change.

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

     As described above in General Overview, Presley is required to offer to repurchase certain Senior Notes at a price equal to 100% of the principal amount plus any accrued and unpaid interest to the date of repurchase if Delaware Presley's Consolidated Tangible Net Worth is less than $60.0 million for any two consecutive fiscal quarters, as well as from the proceeds of certain asset sales.

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

  WORKING CAPITAL FACILITY

     On July 6, 1998 California Presley completed an agreement with the Agent of its existing lender group under its Working Capital Facility to (1) extend this loan facility to May 20, 2001, (2) increase the loan commitment to $100.0 million, and (3) decrease the fees and costs compared to the prior revolving facility.

     The collateral for the loans provided by the Working Capital Facility continues to include substantially all real estate and other assets of the Company (excluding assets of partnerships and the portion of the partnership interests in Carmel Mountain Ranch partnership which are currently pledged to other lenders). The borrowing base is calculated based on specified percentages of book values of real estate assets. The borrowing base at June 30, 1999 was approximately $102.0 million; however, the maximum loan under the Working Capital Facility, as stated above, is limited to $100.0 million. The principal outstanding under the Working Capital Facility at June 30, 1999 was $46.0 million. In addition, $2.8 million of available loan capacity is restricted for letters of credit outstanding under the Working Capital Facility.

     Pursuant to the terms of the Working Capital Facility, outstanding advances bear interest at the "reference rate" of Chase Manhattan Bank plus 2%. An alternate option provides for interest based on a specified overseas base rate plus 4.44%, but not less than 8%. In addition, the Company pays a monthly fee of 0.25% on the average daily unused portion of the loan facility.

     Upon completion of the new Working Capital Facility agreement, the Company paid a one-time, non-refundable Facility Fee of $2.0 million, as well as a yearly non-refundable Administrative Fee of $100,000.

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

     The Working Capital Facility requires that mandatory prepayments be made to reduce the outstanding balance of loans to the extent of all funds in excess of $20.0 million in the principal operating accounts of the Company.

  CMR FACILITY

     Carmel Mountain Ranch ("CMR"), the partnership that owns the Carmel Mountain Ranch master-planned community, is a California general partnership and is 100% owned by the Company. Effective in March 1995, the development and construction of CMR, a consolidated joint venture, is financed through a revolving line of credit. The revolving line of credit consists of several components relating to production units, models and residential lots. At June 30, 1999, the revolving line of credit had an outstanding balance of $0.9 million. Availability under the line is subject to a number of limitations, but in any case cannot exceed $5.0 million. Interest on the outstanding balance is at prime plus 1.00%. In April 1999, the maturity date of this line was extended to November 16, 1999.

  SELLER FINANCING

     Another source of financing available to the Company is seller-provided financing for land acquired by the Company. At June 30, 1999, the Company had various notes payable outstanding related to land acquisitions for which seller financing was provided in the amount of $7.4 million within the Company's Arizona, New Mexico and Nevada regions.

  OTHER NOTES PAYABLE

     Other notes payable of $7.0 million are comprised of collateralized mortgage obligations secured by first mortgage notes receivable.

  JOINT VENTURE FINANCING

     As of June 30, 1999, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are not effectively controlled by the Company and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 4 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

     As of June 30, 1999, the Company's investment in such joint ventures was approximately $34.3 million and the Company's venture partners' investment in such joint ventures was approximately $92.1 million. In addition, certain joint ventures have obtained financing from land sellers or construction lenders which amounted to approximately $28.5 million at June 30, 1999.

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

  CASH FLOWS -- COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

     Net cash provided by (used in) operating activities changed from a use of $1.4 million in the 1998 period to a source of $11.6 million in the 1999 period primarily as a result of increased income and reductions in real estate inventories.

     Net cash provided by (used in) investing activities changed from a source of $14.5 million in the 1998 period to a use of $7.7 million in the 1999 period primarily as a result of decreased proceeds received from investments in and advances to unconsolidated joint ventures.

     Net cash used in financing activities increased from $8.3 million in the 1998 period to $15.6 million in the 1999 period primarily as a result of increased principal payments on notes payable.

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

     To date, the Company's year 2000 compliance effort has been focused on its core business computer applications (i.e., those systems that the Company is dependent upon for the conduct of day-to-day business operations). The Company determined that the highest priority project based on greatest business risk and greatest technical effort should be the conversion and upgrade of the Company's JD Edwards accounting systems (the "JD Edwards Programs"). The Company acquired and installed a year 2000 compliant version of the software in October 1998 and completed extensive testing of such software and developed programs to convert its current applications to the new version of the software. The Company completed this conversion effective on June 30, 1999. The conversion had minimal effects on the Company's systems and the cost incurred in that connection was not material. As such, the Company's efforts are 100% complete with respect to this primary system.

     The Company has undertaken an assessment of other internal systems used by the Company in various of its operations. Internal systems used by the Company in its mortgage company operations, payroll processing and banking interfaces were all converted during 1998 to systems which are year 2000 compliant and as such, the Company's efforts are 100% complete with respect to these systems. The implementation had minimal effect on its systems and the costs incurred in that connection were not material. Internal systems used by the Company in its design center operations are currently being converted to a system which is year 2000 compliant. This implementation is expected to be completed no later than August 31, 1999 and the cost incurred in that connection will not be material.

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

     The Company has incurred approximately $200,000 in connection with its year 2000 initiatives. The Company estimates its future costs related to its year 2000 initiatives to be less than $100,000. The Company currently anticipates that all of its operating system will be year 2000 ready well before January 1, 2000, and that the year 2000 issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

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

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions in which the Company operates, whether an ownership change occurs which results in the limitation of the Company's ability to utilize the tax benefits associated with its net operating loss carryforward, IRS challenges to its net operating loss carryforward, changes in home mortgage interest rates, changes in prices of homebuilding materials, labor shortages, adverse weather conditions, the occurrence of events such as landslides, soil subsidence and earthquakes that are uninsurable, not economically insurable or not subject to effective indemnification agreements, changes in governmental laws and regulations or the Company's ability to obtain entitlements to develop property, whether a definitive agreement with William Lyon Homes is executed and consummated, whether the Company is able to refinance the outstanding balances of Senior Notes and Working Capital Facility at their respective maturities, the availability and cost of land for future growth, and construction defect or other building related litigation.

                             THE PRESLEY COMPANIES

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3 AND 5.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Holders of Common Stock was held on May 10, 1999. At this meeting the Holders of Common Stock ratified the selection of Ernst & Young LLP to serve as the Company's auditors for the fiscal year ending December 31, 1999. With respect to this proposal, 43,658,623 votes were cast for, 45,250 votes were cast against, and 51,290 votes abstained (including broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

   10.34(1) Letter Amendment to Revised Letter of Intent dated July 15, 1999 by and among William Lyon Homes, Inc., a California corporation, The Presley Companies, a Delaware corporation and Presley Homes, a California corporation.

     27        Financial Data Schedule
---------------
(1) Previously filed as an exhibit to the Company's Report on Form 8-K dated July 20, 1999 and incorporated herein by this reference.

(b) REPORTS ON FORM 8-K.

     JULY 20, 1999. A Report on Form 8-K was filed by the Company in reference to the announcement by the Company of an extension of a letter of intent with William Lyon Homes, Inc. and the approval, subject to stockholder approval, by the Company's Board of Directors of a merger of the Company with a wholly-owned subsidiary.

                             THE PRESLEY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1999                     By:      /s/ DAVID M. SIEGEL
                                            ------------------------------------
                                                      DAVID M. SIEGEL
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: August 11, 1999                     By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.34(1)    Letter Amendment to Revised Letter of Intent dated July 15,
             1999 by and among William Lyon Homes, Inc., a California
             corporation, The Presley Companies, a Delaware corporation and Presley Homes, a California corporation.
    27       Financial Data Schedule

---------------
(1) Previously filed as an exhibit to the Company's Report on Form 8-K dated July 20, 1999 and incorporated herein by this reference.