Form 10-K405/A
period 1998-12-31
PRESLEY COMPANIES /DE
filed 1999-10-07
CIK 878093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------
  (MARK ONE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1999 was $23,341,011. (This calculation assumes that all officers and directors of the Company are affiliates.)

     The number of shares of Series A Common Stock and Series B Common Stock outstanding as of September 30, 1999 was 34,792,732 and 17,402,946, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for the Annual Meeting of Holders of Series A Common Stock held on May 10, 1999 are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
                                    PART I
Item 1.  Business....................................................     1
Item 2.  Properties..................................................    13
Item 3.  Legal Proceedings...........................................    13
Item 4.  Submission of Matters to a Vote of Security Holders.........    13
                                   PART II

         Market for the Registrant's Common Equity and Related
Item 5.  Stockholder Matters.........................................    14
Item 6.  Selected Financial Data.....................................    15
         Management's Discussion and Analysis of Financial Condition
Item 7.  and Results of
         Operations..................................................    16
         Quantitative and Qualitative Disclosures About Market
Item 7A. Risk........................................................    29
Item 8.  Financial Statements and Supplementary Data.................    29
         Changes in and Disagreements with Accountants on Accounting
Item 9.  and
         Financial Disclosure........................................    29
                                   PART III

Item 10. Directors and Executive Officers of the Registrant..........    29
Item 11. Executive Compensation......................................    29
         Security Ownership of Certain Beneficial Owners and
Item 12. Management..................................................    30
Item 13. Certain Relationships and Related Transactions..............    30
                                   PART IV

         Exhibits, Consolidated Financial Statement Schedules and
Item 14. Reports on Form 8-K.........................................    30
         Index to Consolidated Financial Statements..................    35

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

     The Company and its unconsolidated joint ventures currently own approximately 7,658 lots (including 3,158 in unconsolidated joint ventures) and control an additional 4,141 lots (including 3,300 in unconsolidated joint ventures) on which to construct homes. Substantially all lots are entitled, except for approximately 4,900 lots in two unconsolidated joint ventures in Arizona which are in the preliminary entitlement stage. As used in this Annual Report on Form 10-K/A, "entitled" land has a Development Agreement and/or Vesting Tentative Map, or a final recorded plat or map from the appropriate county or city government. Development Agreements and Vesting Tentative Maps generally provide for the right to develop the land in accordance with the provisions of the Development Agreement or Vesting Tentative Map unless an issue arises concerning health, safety or general welfare. The Company's sources of supply of developed lots for its homebuilding operations are (1) development of its master-planned communities and (2) purchase of smaller projects with shorter life cycles (merchant homebuilding). As of December 31, 1998 approximately 64% of the total lots owned and controlled by the Company and its unconsolidated joint ventures are located in the Company's eight master-planned communities. Development of master-planned communities, which generally takes five to fifteen years from the date of initial land acquisition to completion, includes selecting sites and acquiring large parcels of undeveloped land, obtaining all necessary government approvals to build, and developing land, infrastructure and finished lots. The Company estimates that its current inventory of land is adequate to supply its homebuilding operations at current operating levels for approximately 2 years.

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

     As of December 31, 1998, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, the financial statements of such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See
Note 6 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

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
White Cloud Estates
  (Ventura County).........
        Total
          unconsolidated
          joint ventures...
SOUTHERN CALIFORNIA REGION
  TOTAL....................

                                                           UNITS           LOTS       HOMES CLOSED
                                          ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                             YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                              FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       1998           1998           1998        1998(2)(4)
 ------------------------    --------   -------------   ------------   ------------   ------------   ------------
                                               NORTHERN CALIFORNIA
WHOLLY-OWNED:
Oakhurst Country Club
  (Contra Costa County)
  Previously Closed
    Products...............    1989         1,063           1,063             0              0             0
  Falcon Ridge.............    1996           145             103            42             40            28
  Peacock Creek............    1996           142              87            55             27            17
  Town Center..............    1999            33               0            33              0             0
                                           ------          ------         -----          -----           ---
                                            1,383           1,253           130             67            45
                                           ------          ------         -----          -----           ---
The Preserve (Alameda)
  County)..................    1997            13              13             0              5             0
                                           ------          ------         -----          -----           ---
Twin Cities Mill Creek
  (Sacramento County)......    1996           116              97            19             51            17
                                           ------          ------         -----          -----           ---
Marina Woods
  (El Dorado County).......    1996            79              79             0             12             0
                                           ------          ------         -----          -----           ---
Eagle Ridge
  (Solano County)..........    1997           364             215           149             51            32
                                           ------          ------         -----          -----           ---
Mace Ranch -- Classics
  (Yolo County)............    1997            94              67            27             49            15
                                           ------          ------         -----          -----           ---
Mace Ranch -- Affordables
  (Yolo County)............    1997            28              24             4             19             4
                                           ------          ------         -----          -----           ---
        Total
          wholly-owned.....                 2,077           1,748           329            254           113
                                           ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT
  VENTURES:
Cerro Plata
  (Santa Clara County).....    2000           538               0           538              0             0
                                           ------          ------         -----          -----           ---
The Preserve
  (Alameda County).........    1997            87              16            71             16            34
                                           ------          ------         -----          -----           ---
        Total
          unconsolidated
          joint ventures...                   625              16           609             16            34
                                           ------          ------         -----          -----           ---
NORTHERN CALIFORNIA REGION
  TOTAL....................                 2,702           1,764           938            270           147
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
Torrey Unit 6
  (San Diego County).......

                                                           UNITS           LOTS       HOMES CLOSED
                                          ESTIMATED        CLOSED       REMAINING       FOR YEAR       BACKLOG
                             YEAR OF      NUMBER OF        AS OF          AS OF          ENDED            AT
                              FIRST       HOMES AT      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
 PROJECT (COUNTY) PRODUCT    DELIVERY   COMPLETION(1)       1998           1998           1998        1998(2)(4)
 ------------------------    --------   -------------   ------------   ------------   ------------   ------------
Torrey Unit 14 -- The Cove
  (San Diego County).......    1999           108               0           108              0             5
                                           ------          ------         -----          -----           ---
Knollwood at Castle Creek
  (San Diego County).......    1999            77               0            77              0             0
                                           ------          ------         -----          -----           ---
Stonecrest
  (San Diego County).......    1999           110               0           110              0            19
                                           ------          ------         -----          -----           ---
Mercy Road  -- Allegra
  (San Diego County).......    1999           113               0           113              0            16
                                           ------          ------         -----          -----           ---
Otay Ranch
  (San Diego County).......    1999           213               0           213              0             0
                                           ------          ------         -----          -----           ---
        Total
          unconsolidated
          joint ventures...                   839              72           767             72            60
                                           ------          ------         -----          -----           ---
SAN DIEGO REGION TOTAL.....                 7,309           6,159         1,150            316            93
                                           ======          ======         =====          =====           ===
                                                     ARIZONA
WHOLLY-OWNED:
Settler's Point
  (Maricopa County)........    1995           103             103             0              1             0
                                           ------          ------         -----          -----           ---
McDowell Mt. Ranch
  (Maricopa County)........    1995            75              74             1              0             1
                                           ------          ------         -----          -----           ---
Estrella (Maricopa
  County)..................    1995           107              90            17             29            10
                                           ------          ------         -----          -----           ---
Eagle Mountain
  (Maricopa County)........    1996           101              80            21             35            15
                                           ------          ------         -----          -----           ---
Continental Ranch
  (Pima County)............    1995            97              97             0             30             0
                                           ------          ------         -----          -----           ---
Legend Trail
  (Maricopa County)........    1996           102              68            34             41             7
                                           ------          ------         -----          -----           ---
Williams Centre --Haciendas
  (Pima County)............    1996            50              48             2             18             1
                                           ------          ------         -----          -----           ---
Williams Centre -- Las
  Villas (Pima County).....    1997            46              45             1             45             1
                                           ------          ------         -----          -----           ---
McDowell Mt. Ranch "P"
  (Maricopa County)........    1997            69              59            10             33             9
                                           ------          ------         -----          -----           ---
Lone Mountain
  (Maricopa County)........    1997            44              26            18             23            18
                                           ------          ------         -----          -----           ---
Manzanita Heights
  (Maricopa County)........    1997            73              67             6             49             3
                                           ------          ------         -----          -----           ---
Crystal Gardens
  (Maricopa County)........    1997           157              57           100             50             7
                                           ------          ------         -----          -----           ---
Monument Vista
  (Pima County)............    1997           106             103             3             29             2
                                           ------          ------         -----          -----           ---
Sage Creek
  (Maricopa County)........    1999           437               0           437              0             0
                                           ------          ------         -----          -----           ---
Ironwood
  (Maricopa County)........    2000           220               0           220              0             0
                                           ------          ------         -----          -----           ---
        Total
          wholly-owned.....                 1,787             917           870            383            74
                                           ------          ------         -----          -----           ---
UNCONSOLIDATED JOINT
  VENTURES:
Mountaingate
  (Maricopa County)........    2000         1,597               0         1,597              0             0
                                           ------          ------         -----          -----           ---
        Total
          unconsolidated
          joint ventures...                 1,597               0         1,597              0             0
                                           ------          ------         -----          -----           ---
ARIZONA REGION TOTAL.......                 3,384             917         2,467            383            74
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

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

     The net loss for the year ended December 31, 1997 included a non-cash charge of $74,000,000 during the second quarter of 1997 to record impairment losses on certain real estate assets held and used by the Company. The impairment losses related to three of the Company's master-planned communities. The impairment losses related to two communities, which are located in the Inland Empire area of Southern California, arose primarily from declines in home sales prices due to continued weak economic conditions and competitive pressures in that area of Southern California. The impairment loss relating to the other community, which is located in Contra Costa County in the East San Francisco Bay area of Northern California, was primarily attributable to lower than expected cash flow relating to one of the high end residential products in this community and to a deterioration in the value of the non-residential portion of the project. The significant deteriorations in the market conditions associated with these communities resulted in the undiscounted cash flows (excluding interest) estimated to be generated by these communities being less than their historical book values. Accordingly, the master-planned communities were written-down to their estimated fair value.

     The following represents the sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                                                  FOR THE               FOR THE
                                              SIX MONTHS ENDED        YEAR ENDED
                                             DECEMBER 31, 1997     DECEMBER 31, 1998
                                             ------------------    -----------------
Sales....................................       $17,662,000           $54,828,000
Gross profit.............................       $ 1,202,000           $ 5,850,000
Gross profit %...........................               6.8%                 10.7%

     The gross profits recognized on the three master-planned communities subsequent to the recordation of the impairment losses has increased due to better than projected sales price increases beginning in 1998.

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

     This Annual Report on Form 10-K/A does not attempt to discuss or describe all of the factors that influence or impact the evaluation of an impairment of the Company's real estate assets.

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

     Total operating income (loss) changed from a loss of $84.5 million in 1997 to an income of $12.1 million in 1998. The excess of revenue from sales of homes over the related cost of sales increased by $21.6 million, to $50.6 million in 1998 from $29.0 million in 1997. This increase was primarily due to (1) an increase of 14.8% in the number of units closed from 1,597 units in 1997 to 1,834 units in 1998, (2) changes in product delivered in 1998 compared to 1997 comprised of 10 new products introduced in 1998 with average gross margins of 18.5% on sales of $64.7 million compared with 27 old products closed out in 1997 with average gross margins of 13.4% on sales of $107.5 million, and (3) increases for continuing products delivered in both 1998 and 1997 in average sales prices to $187,300 from $179,600 (a 4.3% increase) and in average gross margins to 8.6% from 5.3% (a 61.6% increase) on sales of $283.3 million and $199.9 million, respectively. Impairment losses on real estate assets amounting to $74.0 million were recorded in 1997 compared to no impairment losses in 1998. Sales and marketing expenses decreased by $0.8 million (3.6%) to $21.5 million in 1998 from $22.3 million in 1997 primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses decreased slightly in the 1998 period from the 1997 period, primarily as a result of the consolidation of certain California operations in the third quarter of 1997 and reimbursement of overhead expenses from joint ventures.

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

  SENIOR NOTES

     The 12 1/2% Senior Notes due 2001 were offered by The Presley Companies, a Delaware corporation ("Delaware Presley" or the "Company"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly owned subsidiary of Delaware Presley. However, Presley Homes has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the Presley Homes guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

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

  JOINT VENTURE FINANCING

     As of December 31, 1998, the Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. See Note 6 of "Notes to Consolidated Financial Statements" for condensed combined financial information for these joint ventures. The majority of these projects are currently in the initial development stages and, based upon current estimates, all future development and construction costs will be funded by the Company's venture partners or from the proceeds of non-recourse construction financing obtained by the joint ventures.

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

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking state-ments" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Presley and the financial statements of the Significant Subsidiaries of Presley, together with the reports of the independent auditors, listed under Item 14, are submitted as a separate section of this report beginning on page 35 and are incorporated herein by reference.

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

                                    PART IV

ITEM 14.EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K/A commencing on the page numbers specified below:

                                                              PAGE
                                                              ----
THE PRESLEY COMPANIES
Report of Independent Auditors..............................   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Operations.......................   38
Consolidated Statements of Stockholders' Equity (Deficit)...   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES
Report of Independent Auditors..............................   68
Combined Balance Sheets.....................................   69
Combined Statements of Operations...........................   70
Combined Statements of Members' Capital.....................   71
Combined Statements of Cash Flows...........................   72
Notes to Combined Financial Statements......................   73

     (2) FINANCIAL STATEMENT SCHEDULES:

     Schedules are omitted as the required information is not present, is not present in sufficient amounts, or is included in the Consolidated Financial Statements or Notes thereto.

     (3) LISTING OF EXHIBITS:

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
     3.1(1)      Certificate of Incorporation of the Company.
     3.3(1)      Bylaws of the Company.
     4.1(1)      Specimen certificate of Common Stock.
    10.1(1)      Form of Indemnity Agreement, dated October 18, 1991, between the Company and Messrs. Lyon and Cable as Directors, and
                 dated December 12, 1991 as to the other Directors.
    10.2(1)      Form of Registration Rights Agreement, dated October 7,
                 1991, between the Company and William Lyon.
    10.3(1)      Form of Registration Rights Agreement, dated October 7,
                 1991, between the Company and each of the existing
                 stockholders other than William Lyon.

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.4(1)      1991 Stock Option Plan.
    10.5(2)      Agreement for Redemption of Partnership Interest dated
                 December 30, 1992 between Carmel Mountain Ranch, a
                 California general partnership, The Presley Companies, a
                 California corporation, Presley CMR, Inc., a California
                 corporation, Home Capital Corporation, a California
                 corporation and Humboldt Financial Services Corp., a
                 California corporation.
    10.6(2)      Amended Statement of Partnership of Carmel Mountain Ranch
                 dated December 30, 1992.
    10.7(2)      Amendment to Amended and Restated Partnership Agreement of
                 Carmel Mountain Ranch dated December 29, 1992.
    10.8(3)      Agreement to Issue and Purchase Stock as dated for reference purposes the 25th day of March, 1994 by and among The
                 Presley Companies, a Delaware corporation, and Foothill
                 Capital Corporation, Continental Illinois Commercial
                 Corporation, First Plaza Group Trust (Mellon Bank, N.A.,
                 acting as trustee as directed by General Motors Investment
                 Management Corporation), Pearl Street, L.P., International
                 Nederlanden (U.S.) Capital Corporation, and
                 Whippoorwill/Presley Obligations Trust -- 1994 (Continental
                 Stock Transfer & Trust Company, as trustee under that
                 certain trust agreement dated as of January 11, 1994).
    10.9(4)      First Amendment to the Agreement to Issue and Purchase Stock
                 dated as of April 8, 1994 by and among The Presley
                 Companies, a Delaware corporation, and Foothill Capital
                 Corporation, Continental Illinois Commercial Corporation,
                 First Plaza Group Trust (Mellon Bank, N.A., acting as
                 trustee as directed by General Motors Investment Management
                 Corporation), Pearl Street, L.P., International Nederlanden
                 (U.S.) Capital Corporation, and Whippoorwill/Presley
                 Obligations Trust -- 1994 (Continental Stock Transfer &
                 Trust Company, as trustee under that certain trust agreement dated as of January 11, 1994).
    10.10(4)     Form of Registration Rights Agreement dated as of May 20,
                 1994, by and among The Presley Companies, a Delaware
                 corporation and each of the holders of shares of the Series
                 B Common Stock.
    10.11(4)     Amended and Restated 1991 Stock Option Plan of The Presley
                 Companies, a Delaware corporation.
    10.12(5)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and Wade H. Cable.
    10.13(5)     Forms of Stock Option Agreements, dated as of May 20, 1994, between the Company and David M. Siegel.
    10.14(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Nancy M. Harlan.
    10.15(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Linda L. Foster.
    10.16(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and W. Douglass Harris.
    10.17(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and C. Dean Stewart.
    10.18(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and Alan Uman.
    10.19(5)     Form of Stock Option Agreement, dated as of May 20, 1994,
                 between the Company and William Lyon.

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.20(6)     Agreement and Assignment; Mutual Releases, as of August 23,
                 1994, by and between Gateway Highlands, a California limited partnership, HSP Inc., a California corporation and The
                 Presley Companies, a California corporation.
    10.21(7)     Master Credit Agreement by and between Carmel Mountain
                 Ranch, a California general partnership and Bank One,
                 Arizona, N.A., a national banking association dated as of
                 February 15, 1995.
    10.22(8)     First Amendment to Master Credit Agreement by and between
                 Carmel Mountain Ranch, a California general partnership and
                 Bank One, Arizona, NA dated as of October 10, 1995.
    10.23(9)     Second Amendment to Master Credit Agreement and Secured
                 Promissory Note by and between Carmel Mountain Ranch, a
                 California general partnership ("Borrower"), and Bank One,
                 Arizona, NA, a national banking association ("Bank"), dated as of October 4, 1996.
    10.24(10)    Third Amendment to Master Credit Agreement, dated as of
                 September 25, 1997, by and between Carmel Mountain Ranch, a
                 California general partnership ("Borrower"), and Bank One,
                 Arizona, NA, a national banking association ("Bank").
    10.25(11)    Fifth Amended and Restated Loan Agreement, dated as of July
                 6, 1998, between Presley Homes (formerly The Presley
                 Companies), a California corporation, as the Borrower, and
                 Foothill Capital Corporation, as the Lender.
    10.26(11)    Modification to Master Credit Agreement dated as of March
                 17, 1998, between Carmel Mountain Ranch, a California
                 general partnership, as Borrower, and Bank One, Arizona, NA, a national banking association, as Bank.
    10.27(11)    Modification to Master Credit Agreement dated as of June 16,
                 1998, between Carmel Mountain Ranch, a California general
                 partnership, as Borrower, and Bank One, Arizona, NA, a
                 national banking association, as Bank.
    10.28(12)    Modification to Master Credit Agreement dated as of August
                 25, 1998, between Carmel Mountain Ranch, a California
                 general partnership, as Borrower, and Bank One, Arizona, NA, a national banking association, as Bank.
    10.29(12)    Form of Severance Agreements dated September 24, 1998.
    10.30(14)    Presley Homes 1998 Bonus Plan.
    10.31(13)    Letter of Intent dated December 31, 1998 by and among
                 William Lyon Homes, Inc., a California corporation, The
                 Presley Companies, a Delaware corporation and The Presley
                 Companies, a California corporation.
    10.32(14)    Amendment to Letter of Intent dated March 30, 1999 by and
                 among William Lyon Homes, Inc., a California corporation,
                 The Presley Companies, a Delaware corporation and Presley
                 Homes, a California corporation.
    21.1(14)     List of Subsidiaries of the Company.
    23.1         Consent of Independent Auditors.
    27(14)       Financial Data Schedule.

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

(13) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998.

(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                  /s/ WILLIAM LYON                     Chairman of the Board and        October 4, 1999
-----------------------------------------------------  Director
                    William Lyon

                  /s/ WADE H. CABLE                    Director, Chief Executive        October 4, 1999
-----------------------------------------------------  Officer and President
                    Wade H. Cable                      (Principal Executive
                                                       Officer)

                 /s/ JAMES E. DALTON                   Director                         October 4, 1999
-----------------------------------------------------
                   James E. Dalton

                /s/ GREGORY P. FLYNN                   Director                         October 4, 1999
-----------------------------------------------------
                  Gregory P. Flynn

                                                       Director                        October   , 1999
-----------------------------------------------------
                  Steven B. Sample

                  /s/ KAREN SANDLER                    Director                         October 4, 1999
-----------------------------------------------------
                    Karen Sandler

               /s/ MARSHALL E. STEARNS                 Director                         October 4, 1999
-----------------------------------------------------
                 Marshall E. Stearns

                   /s/ RAY A. WATT                     Director                         October 4, 1999
-----------------------------------------------------
                     Ray A. Watt

                 /s/ DAVID M. SIEGEL                   Senior Vice President, Chief     October 4, 1999
-----------------------------------------------------  Financial Officer and
                   David M. Siegel                     Treasurer (Principal
                                                       Financial Officer)

               /s/ W. DOUGLASS HARRIS                  Vice President and Corporate     October 4, 1999
-----------------------------------------------------  Controller (Principal
                 W. Douglass Harris                    Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
THE PRESLEY COMPANIES
Report of Independent Auditors..............................   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Operations.......................   38
Consolidated Statements of Stockholders' Equity (Deficit)...   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES
Report of Independent Auditors..............................   68
Combined Balance Sheets.....................................   69
Combined Statements of Operations...........................   70
Combined Statements of Members' Capital.....................   71
Combined Statements of Cash Flows...........................   72
Notes to Combined Financial Statements......................   73

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

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     The Presley Companies (the "Company" or "Presley") is primarily engaged in designing, constructing and selling single family detached and attached homes in California, Arizona, New Mexico and Nevada.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and joint ventures. Investments in joint ventures in which the Company has a 50% or less ownership interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

  Real Estate Inventories and Related Indebtedness

     Real estate inventories are carried at cost net of impairment losses and real estate valuation adjustments. Real estate inventories consist primarily of raw land, lots under development, houses under construction and completed houses. All direct and indirect land costs, offsite and onsite improvements and applicable interest and other carrying charges are capitalized to real estate projects during periods when the project is under development. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally

                             THE PRESLEY COMPANIES
interest and property taxes) are allocated to the individual homes within a phase based upon the relative sales value of the homes. Selling expenses and other marketing costs are expensed in the period incurred. A provision for warranty costs relating to the Company's limited warranty plans is included in cost of sales at the time the sale of a home is recorded. The Company normally reserves one percent of the sales price of its homes against the possibility of future charges relating to its one-year limited warranty and similar potential claims.

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

     The net loss for the year ended December 31, 1997 included a non-cash charge of $74,000,000 to record impairment losses on certain real estate assets held and used by the Company. The impairment losses related to three of the Company's master-planned communities. The impairment losses related to two communities, which are located in the Inland Empire area of Southern California, arose primarily from declines in home sales prices due to continued weak economic conditions and competitive pressures in that area of Southern California. The impairment loss relating to the other community, which is located in Contra Costa County in the East San Francisco Bay area of Northern California, was primarily attributable to lower than expected cash flow relating to one of the high end residential products in this community and to a deterioration in the value of the non-residential portion of the project. The significant deteriorations in the market conditions associated with these communities resulted in the undiscounted cash flows (excluding interest) estimated to be generated by these communities being less than their historical book values. Accordingly, the master-planned communities were written-down to their estimated fair value.

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

                             THE PRESLEY COMPANIES

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

  Sales and Profit Recognition

     A sale is recorded and profit recognized when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate." When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 1998 and 1997, there are no deferred profits.

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

                             THE PRESLEY COMPANIES

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

                             THE PRESLEY COMPANIES

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

                             THE PRESLEY COMPANIES

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

     The Series B Common became convertible into Series A Common on a share-for-share basis at the option of the holder from and after May 20, 1997. On January 30, 1998 and June 30, 1998, the Company issued an aggregate 2,677,836 and 14,276,361 shares, respectively, of its Series A Common Stock as a result of the conversion of a like number of shares of its Series B Common Stock. The shares of the Series A Common

                             THE PRESLEY COMPANIES
issued as a result of the conversion were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), by reason of
Section 3(a)(9) of the Securities Act.

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
                                           ========           =======         =======   ========

NOTE 6 -- INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

     The Company and certain of its subsidiaries are general partners or members in twelve joint ventures involved in the development and sale of residential projects. Such joint ventures are 50% or less owned and, accordingly, such joint ventures are not consolidated with the Company's financial statements. The Company's investments in unconsolidated joint ventures are accounted for using the equity method. Condensed combined financial information of these joint ventures as of December 31, 1998 and 1997 is summarized as follows (in thousands):

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
                                                              ========    =======

                             THE PRESLEY COMPANIES

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                             1998        1997
                                                           ---------    -------
Sales
  Homes..................................................  $ 41,081     $   --
Operating costs
  Cost of sales -- homes.................................   (32,883)        --
  Sales and marketing....................................    (1,861)        --
                                                           --------     ------
Operating income.........................................     6,337         --
Other income, net........................................       213         --
                                                           --------     ------
Net income...............................................  $  6,550     $   --
                                                           ========     ======
Allocation to owners
  The Presley Companies and subsidiaries.................  $  3,499     $   --
  Others.................................................     3,051         --
                                                           --------     ------
                                                           $  6,550     $   --
                                                           ========     ======

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

     The 12 1/2% Senior Notes due 2001 were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly owned subsidiary of Delaware Presley. However, Presley Homes has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the Presley Homes guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

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

                             THE PRESLEY COMPANIES

     Supplemental consolidating financial information of the Company, specifically including information for Presley Homes, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of Presley Homes are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                     -------------------------------------------
                                      DELAWARE                     NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       PRESLEY     PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                     -----------   -------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents..........   $     --       $ 22,605         $ 1,350       $      --      $ 23,955
Receivables........................         --          7,157           1,456              --         8,613
Real estate inventories............         --        161,667          12,835              --       174,502
Investments in and advances to
  unconsolidated joint ventures....         --          3,225          27,237              --        30,462
Property and equipment, net........         --          2,614             298              --         2,912
Deferred loan costs................      1,643          1,708              30              --         3,381
Other assets.......................         --          2,440             139              --         2,579
Investments in subsidiaries........      4,369         31,553              --         (35,922)           --
Intercompany receivables...........    143,740          3,928              --        (147,668)           --
                                      --------       --------         -------       ---------      --------
                                      $149,752       $236,897         $43,345       $(183,590)     $246,404
                                      ========       ========         =======       =========      ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable...................   $     --       $ 15,867         $ 1,497       $      --      $ 17,364
Accrued expenses...................         --         25,965           1,858              --        27,823
Notes payable......................         --         49,736           5,657              --        55,393
12 1/2 Senior Notes................    140,000             --              --              --       140,000
Intercompany payables..............      3,928        143,740              --        (147,668)           --
                                      --------       --------         -------       ---------      --------
     Total liabilities.............    143,928        235,308           9,012        (147,668)      240,580
STOCKHOLDERS' EQUITY...............      5,824          1,589          34,333         (35,922)        5,824
                                      --------       --------         -------       ---------      --------
                                      $149,752       $236,897         $43,345       $(183,590)     $246,404
                                      ========       ========         =======       =========      ========

                             THE PRESLEY COMPANIES

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                      --------------------------------------
                                       DELAWARE     PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY      HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   --------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........   $     --     $  4,377      $   192       $      --      $  4,569
Receivables.........................         --        6,905        1,747              --         8,652
Real estate inventories.............         --      235,583       19,889              --       255,472
Investments in and advances to
  unconsolidated joint ventures.....         --        1,165        5,912              --         7,077
Property and equipment, net.........         --        3,407          206              --         3,613
Deferred loan costs.................      2,958          290           18              --         3,266
Other assets........................         --        2,439          156              --         2,595
Investments in subsidiaries.........     (5,681)      16,398           --         (10,717)           --
Intercompany receivables............    180,000        2,958           --        (182,958)           --
                                       --------     --------      -------       ---------      --------
                                       $177,277     $273,522      $28,120       $(193,675)     $285,244
                                       ========     ========      =======       =========      ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Accounts payable....................   $     --     $ 11,870      $   984       $      --      $ 12,854
Accrued expenses....................         --       22,669          467              --        23,136
Notes payable.......................         --       65,495        9,440              --        74,935
12 1/2% Senior Notes................    180,000           --           --              --       180,000
Intercompany payables...............      2,958      180,000           --        (182,958)           --
                                       --------     --------      -------       ---------      --------
     Total liabilities..............    182,958      280,034       10,891        (182,958)      290,925
STOCKHOLDERS' EQUITY (DEFICIT)......     (5,681)      (6,512)      17,229         (10,717)       (5,681)
                                       --------     --------      -------       ---------      --------
                                       $177,277     $273,522      $28,120       $(193,675)     $285,244
                                       ========     ========      =======       =========      ========

                             THE PRESLEY COMPANIES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                       ---------------------------------------
                                        DELAWARE      PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         PRESLEY       HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                       -----------   ---------   -------------   -----------   ------------
Sales................................    $    --     $ 261,394     $106,888       $     --       $368,282
                                         -------     ---------     --------       --------       --------

Operating costs
  Cost of sales......................         --      (228,629)     (90,144)            --       (318,773)
  Sales and marketing................         --       (16,275)      (5,188)            --        (21,463)
  General and administrative.........         --       (17,587)       1,622             --        (15,965)
                                         -------     ---------     --------       --------       --------
                                              --      (262,491)     (93,710)            --       (356,201)
                                         -------     ---------     --------       --------       --------
Income from unconsolidated joint
  ventures...........................         --             6        3,493             --          3,499
                                         -------     ---------     --------       --------       --------
Income from subsidiaries.............      8,400        17,955           --        (26,355)            --
                                         -------     ---------     --------       --------       --------
Operating income.....................      8,400        16,864       16,671        (26,355)        15,580
Interest expense, net of amounts
  capitalized........................         --        (7,784)      (1,430)            --         (9,214)
Financial advisory expenses..........     (1,286)           --           --             --         (1,286)
Other income (expense), net..........         --          (392)       3,617             --          3,225
                                         -------     ---------     --------       --------       --------
Income before income taxes and
  extraordinary item.................      7,114         8,688       18,858        (26,355)         8,305
Provision for income taxes...........         --        (1,191)          --             --         (1,191)
                                         -------     ---------     --------       --------       --------
Income before extraordinary item.....      7,114         7,497       18,858        (26,355)         7,114
Extraordinary item -- gain from
  retirement of debt net of
  applicable income taxes............      2,741            --           --             --          2,741
                                         -------     ---------     --------       --------       --------
Net income...........................    $ 9,855     $   7,497     $ 18,858       $(26,355)      $  9,855
                                         =======     =========     ========       ========       ========

                             THE PRESLEY COMPANIES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                 UNCONSOLIDATED
                                     ---------------------------------------
                                      DELAWARE      PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       PRESLEY       HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                     -----------   ---------   -------------   -----------   ------------
Sales..............................   $     --     $ 270,284     $ 59,658        $    --      $ 329,942
                                      --------     ---------     --------        -------      ---------

Operating costs
  Cost of sales....................         --      (248,655)     (53,546)            --       (302,201)
  Impairment loss on real estate
     assets........................         --       (74,000)          --             --        (74,000)
  Sales and marketing..............         --       (18,492)      (3,787)            --        (22,279)
  General and administrative.......         --       (15,777)        (219)            --        (15,996)
                                      --------     ---------     --------        -------      ---------
                                            --      (356,924)     (57,552)            --       (414,476)
                                      --------     ---------     --------        -------      ---------
Income (loss) from subsidiaries....    (89,894)        3,730           --         86,164             --
                                      --------     ---------     --------        -------      ---------
Operating income (loss)............    (89,894)      (82,910)       2,106         86,164        (84,534)
Interest expense, net of amounts
  capitalized......................         --        (7,677)        (135)            --         (7,812)
Other income (expense), net........         --            91        2,361             --          2,452
                                      --------     ---------     --------        -------      ---------
Net income (loss)..................   $(89,894)    $ (90,496)    $  4,332        $86,164      $ (89,894)
                                      ========     =========     ========        =======      =========

                             THE PRESLEY COMPANIES

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                      -------------------------------------------
                                       DELAWARE                     NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY     PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   -------------   -------------   -----------   ------------
Sales...............................     $ --         $ 309,599        $9,398          $  --       $ 318,997
                                         ----         ---------        ------          -----       ---------

Operating costs
  Cost of sales.....................       --          (274,144)       (7,835)            --        (281,979)
  Sales and marketing...............       --           (22,221)         (656)            --         (22,877)
  General and administrative........       --           (13,856)         (122)            --         (13,978)
                                         ----         ---------        ------          -----       ---------
                                           --          (310,221)       (8,613)            --        (318,834)
                                         ----         ---------        ------          -----       ---------
Income from subsidiaries............      152               745            --           (897)             --
                                         ----         ---------        ------          -----       ---------
Operating income....................      152               123           785           (897)            163
Interest expense, net of amounts
  capitalized.......................       --            (2,203)          (53)            --          (2,256)
Other income (expense), net.........       --             1,571           674                          2,245
                                         ----         ---------        ------          -----       ---------
Net income (loss)...................     $152         $    (509)       $1,406          $(897)      $     152
                                         ====         =========        ======          =====       =========

                             THE PRESLEY COMPANIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                            UNCONSOLIDATED
                                                --------------------------------------
                                                 DELAWARE     PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                  PRESLEY      HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                                -----------   --------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..................................   $  9,855     $  7,497      $18,858       $(26,355)     $   9,855

  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization............         --          988           71             --          1,059
     Equity in earnings of joint ventures.....         --           (6)      (3,493)            --         (3,499)
     Equity in earnings of subsidiaries.......     (8,400)     (17,955)          --         26,355             --
     Extraordinary gain on repurchase of
       Senior Notes...........................     (3,200)          --           --             --         (3,200)
     Provision for income taxes...............         --        1,650           --             --          1,650

     Net changes in operating assets and
       liabilities:
       Other receivables......................         --         (846)         290             --           (556)
       Intercompany receivables/payables......        970         (970)          --             --             --
       Real estate inventories................         --       34,218        7,054             --         41,272
       Deferred loan costs....................        775       (1,418)         (12)            --           (655)
       Other assets...........................         --           (1)          18             --             17
       Accounts payable.......................         --        3,997          513             --          4,510
       Accrued expenses.......................         --        3,296        1,391             --          4,687
                                                 --------     --------      -------       --------      ---------
Net cash provided by operating activities.....         --       30,450       24,690             --         55,140
                                                 --------     --------      -------       --------      ---------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.................................         --       (2,054)     (17,832)            --        (19,886)
  Proceeds from contribution of land to joint
     venture..................................         --       25,431           --             --         25,431
  Issuance of/payments on notes receivable....         --          594           --             --            594
  Purchases of property and equipment.........         --         (195)        (163)            --           (358)
  Investment in subsidiaries..................         --        2,800           --         (2,800)            --
  Advances to affiliates......................     36,260           --           --        (36,260)            --
                                                 --------     --------      -------       --------      ---------
Net cash provided by (used in) investing
  activities..................................     36,260       26,576      (17,995)       (39,060)         5,781
                                                 --------     --------      -------       --------      ---------
Cash flows from financing activities:
  Proceeds from borrowings on notes payable...         --       95,873       37,080             --        132,953
  Principal payments on notes payable.........         --      (97,365)     (40,863)            --       (138,228)
  Repurchase of 12 1/2% Senior Notes..........    (36,260)          --           --             --        (36,260)
  Distributions to/contributions from
     shareholders.............................         --       (1,046)      (1,754)         2,800             --
  Advances from affiliates....................         --      (36,260)          --         36,260             --
                                                 --------     --------      -------       --------      ---------
Net cash used in financing activities.........    (36,260)     (38,798)      (5,537)        39,060        (41,535)
                                                 --------     --------      -------       --------      ---------
Net increase in cash and cash equivalents.....         --       18,228        1,158             --         19,386
Cash and cash equivalents at beginning of
  period......................................         --        4,377          192             --          4,569
                                                 --------     --------      -------       --------      ---------
Cash and cash equivalents at end of period....   $     --     $ 22,605      $ 1,350       $     --      $  23,955
                                                 ========     ========      =======       ========      =========

                             THE PRESLEY COMPANIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                             --------------------------------------
                                              DELAWARE     PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                               PRESLEY      HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                             -----------   --------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income (loss)........................   $(89,894)    $(90,496)    $  4,332       $ 86,164       $(89,894)
  Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
     Depreciation and amortization.........         --          844           63             --            907
     Impairment loss on real estate
       assets..............................         --       74,000           --             --         74,000
     Equity in (earnings) loss of
       subsidiaries........................     89,894       (3,730)          --        (86,164)            --
     Net changes in operating assets and
       liabilities:
       Other receivables...................         --       (2,975)      (1,298)            --         (4,273)
       Intercompany receivables/payables...     (1,301)       1,301           --             --             --
       Real estate inventories.............         --        4,719       (5,399)            --           (680)
       Deferred loan costs.................      1,301         (202)         (18)            --          1,081
       Other assets........................         --        6,405           65             --          6,470
       Accounts payable....................         --       (6,019)         445             --         (5,574)
       Accrued expenses....................         --        3,812            7             --          3,819
                                              --------     --------     --------       --------       --------
Net cash used in operating activities......         --      (12,341)      (1,803)            --        (14,144)
                                              --------     --------     --------       --------       --------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures..............................         --       (1,165)      (5,912)            --         (7,077)
  Issuance of/payments on notes
     receivable............................         --         (154)          --             --           (154)
  Purchases of property and equipment......         --       (1,447)         (26)            --         (1,473)
  Investment in subsidiaries...............         --        2,354           --         (2,354)            --
  Advances to affiliates...................     10,000           --           --        (10,000)            --
                                              --------     --------     --------       --------       --------
Net cash provided by (used in) investing
  activities...............................     10,000         (412)      (5,938)       (12,354)        (8,704)
                                              --------     --------     --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable...............................         --      133,026       38,938             --        171,964
  Principal payments on notes payable......         --     (109,599)     (29,498)            --       (139,097)
  Repurchase/sale of 12 1/2% Senior
     Notes.................................    (10,000)          --           --             --        (10,000)
  Distributions to/contributions from
     shareholders..........................         --          626       (2,980)         2,354             --
  Advances from affiliates.................         --      (10,000)          --         10,000             --
                                              --------     --------     --------       --------       --------
Net cash provided by (used in) financing
  activities...............................    (10,000)      14,053        6,460         12,354         22,867
                                              --------     --------     --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents..............................         --        1,300       (1,281)            --             19
Cash and cash equivalents at beginning of
  period...................................         --        3,077        1,473             --          4,550
                                              --------     --------     --------       --------       --------
Cash and cash equivalents at end of
  period...................................   $     --     $  4,377     $    192       $     --       $  4,569
                                              ========     ========     ========       ========       ========

                             THE PRESLEY COMPANIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                        ---------------------------------------
                                         DELAWARE      PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                          PRESLEY       HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                        -----------   ---------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income (loss)...................     $ 152      $    (509)     $ 1,406        $  (897)     $     152
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization....        --            585           --             --            585
     Equity in earnings of
       subsidiaries...................      (152)          (745)          --            897             --
     Provision for uncollectible notes
       receivable.....................        --            145           --             --            145
     Net changes in operating assets
       and liabilities:
       Other receivables..............        --           (564)        (214)            --           (778)
       Intercompany
          receivable/payable..........      (945)           945           --             --             --
       Real estate inventories........        --         11,385           24             --         11,409
       Deferred loan costs............       945             74           --             --          1,019
       Other assets...................        --         (3,343)         (43)            --         (3,386)
       Accounts payable...............        --          8,393         (516)            --          7,877
       Accrued expenses...............        --         (1,061)        (376)            --         (1,437)
                                           -----      ---------      -------        -------      ---------
Net cash provided by operating
  activities..........................        --         15,305          281             --         15,586
                                           -----      ---------      -------        -------      ---------

Cash flows from investing activities:
  Issuance of/payments on notes
     receivable.......................        --          1,712           --             --          1,712
  Purchases of property and
     equipment........................        --           (811)        (244)            --         (1,055)
  Investment in subsidiaries..........        --         (2,957)          --          2,957             --
                                           -----      ---------      -------        -------      ---------
Net cash provided by (used in)
  investing activities................        --         (2,056)        (244)         2,957            657
                                           -----      ---------      -------        -------      ---------

Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..........................        --        101,741        6,150             --        107,891
  Principal payments on notes
     payable..........................        --       (115,197)      (8,604)            --       (123,801)
  Distributions to/contributions from
     shareholders.....................        --            353        2,604         (2,957)            --
                                           -----      ---------      -------        -------      ---------
Net cash provided by (used in)
  financing activities................        --        (13,103)         150         (2,957)       (15,910)
                                           -----      ---------      -------        -------      ---------
Net increase in cash and cash
  equivalents.........................        --            146          187             --            333
Cash and cash equivalents at beginning
  of period...........................        --          2,931        1,286             --          4,217
                                           -----      ---------      -------        -------      ---------
Cash and cash equivalents at end of
  period..............................     $  --      $   3,077      $ 1,473        $    --      $   4,550
                                           =====      =========      =======        =======      =========

                             THE PRESLEY COMPANIES

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

                             THE PRESLEY COMPANIES

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

                             THE PRESLEY COMPANIES

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

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Sales of lots, land and other for the year ended December 31, 1998 include a bulk lot sale of $6,996,000 to William Lyon Homes, Inc., a majority-owned corporation of William Lyon, Chairman of the Board and

                             THE PRESLEY COMPANIES
stockholder of the Company. The Company received the full purchase price in cash and recognized a gain of $265,000 on the sale.

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
The Presley Companies

     We have audited the accompanying combined balance sheet of the Significant Subsidiaries of The Presley Companies, as defined in Note 1, as of December 31, 1998, and the related combined statements of operations, members' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Significant Subsidiaries of The Presley Companies at December 31, 1998, and the combined results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Newport Beach, California
February 16, 1999

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                                             (UNAUDITED)
Cash........................................................  $   374,000    $    18,000
Accounts receivable.........................................      784,000        750,000
Real estate inventories (Note 2)............................   97,595,000     22,869,000
                                                              -----------    -----------
                                                              $98,753,000    $23,637,000
                                                              ===========    ===========

                            LIABILITIES AND MEMBERS' CAPITAL

Accounts payable and accrued liabilities....................  $ 5,786,000    $   709,000
Amounts due to members (Note 4).............................      410,000         73,000
Note payable (Note 3).......................................    9,375,000             --
                                                              -----------    -----------
                                                               15,571,000        782,000
Commitments and contingencies (Note 5)

Members' capital............................................   83,182,000     22,855,000
                                                              -----------    -----------
                                                              $98,753,000    $23,637,000
                                                              ===========    ===========

                            See accompanying notes.

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                                             (UNAUDITED)
REVENUES
Sales of homes..............................................  $26,725,000      $   --
Interest and other income...................................      127,000          --
                                                              -----------      ------
                                                               26,852,000          --
                                                              -----------      ------
COSTS AND EXPENSES
Cost of homes sold..........................................   19,801,000          --
Sales, marketing and administrative expenses................    1,091,000          --
                                                              -----------      ------
                                                               20,892,000          --
                                                              -----------      ------
NET INCOME..................................................  $ 5,960,000      $   --
                                                              ===========      ======

                            See accompanying notes.

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES

                    COMBINED STATEMENTS OF MEMBERS' CAPITAL

           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                        COMMON          TOTAL
                                                       PRESLEY       UNAFFILIATED      MEMBERS'
                                                       MEMBER           MEMBER         CAPITAL
                                                    -------------    ------------    ------------
Initial contributions (unaudited).................   $ 5,912,000     $ 16,943,000    $ 22,855,000
                                                     -----------     ------------    ------------
BALANCE -- December 31, 1997 (unaudited)..........     5,912,000       16,943,000      22,855,000
Contributions.....................................    10,396,000       70,099,000      80,495,000
Distributions.....................................      (506,000)     (25,622,000)    (26,128,000)
Net income........................................     3,276,000        2,684,000       5,960,000
                                                     -----------     ------------    ------------
BALANCE -- December 31, 1998......................   $19,078,000     $ 64,104,000    $ 83,182,000
                                                     ===========     ============    ============

                            See accompanying notes.

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  5,960,000    $         --
Adjustments to reconcile net income to net cash used in
  operating activities
     Cost of homes sold.....................................    19,801,000              --
     Increase in accounts receivable........................       (34,000)       (750,000)
     Additions to real estate inventories...................   (94,527,000)    (22,869,000)
     Increase in accounts payable and accrued liabilities...     5,076,000         709,000
     Increase in amounts due to members.....................       338,000          73,000
                                                              ------------    ------------
Net cash used in operating activities.......................   (63,386,000)    (22,837,000)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from members..................................    80,495,000      22,855,000
Distributions to members....................................   (26,128,000)             --
Proceeds from notes payable.................................     9,375,000              --
                                                              ------------    ------------
Net cash provided by financing activities...................    63,742,000      22,855,000
                                                              ------------    ------------

NET INCREASE IN CASH........................................       356,000          18,000
CASH -- beginning of year...................................        18,000              --
                                                              ------------    ------------
CASH -- end of year.........................................  $    374,000    $     18,000
                                                              ============    ============

                            See accompanying notes.

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The combined financial statements are presented in accordance with Rule 3-09 of SEC Regulation S-X ("Rule 3-09") and represent the combined financial position, results of operations and cash flows of the subsidiaries of The Presley Companies ("Presley") which have a common unaffiliated member and are deemed "significant" when aggregated for purposes of Rule 3-09 (collectively, the "Significant Subsidiaries of The Presley Companies") as of December 31, 1998. The significant subsidiaries of The Presley Companies were not deemed "significant" when aggregated for purposes of Rule 3-09 as of December 31, 1997, and as such, unaudited combined financial statements are presented as of and for the year ended December 31, 1997.

  Organization

     The Significant Subsidiaries of The Presley Companies are all Delaware limited liability companies consisting of second-tier wholly-owned Presley subsidiaries (the "Presley Member") as one member and an unaffiliated common member (the "Unaffiliated Member") as the other member.

     The Significant Subsidiaries of The Presley Companies were formed for the purpose of acquiring, developing and selling single-family homes in the state of California.

     Net income per the respective Limited Liability Company Operating Agreements (the "Agreements") are generally allocated first, to the Presley Member, to the extent that net losses charged to the Presley Member exceed the net income allocated to the Presley Member; second, to the Unaffiliated Member to the extent that the amount of net losses charged to the Unaffiliated Member exceeds the net income allocated to the Unaffiliated Member; thereafter, to the members in accordance with the allocation of net income, including preferred returns, anticipated to be generated as reflected in the then approved project pro forma. Net losses are generally allocated first, to the members to the extent that allocations of net income exceed the net losses charged to the members; second, to the Presley Member until and to the extent required to reduce positive balance of its capital account to zero; third, to the Unaffiliated Member in a like amount to that charged against the Presley Member; fourth, to the members in equal shares until the amounts charged against the Unaffiliated Member pursuant to this section have reduced the remaining positive balance of its capital account to zero; thereafter to the Presley Member.

     The Agreements provide, among other things, that the members shall be entitled to receive a preferred return on unrecovered contributed capital that ranges from prime plus 1.0% to prime plus 4.75%. Preferred returns are included in the allocation of net income reflected in the Significant Subsidiaries of The Presley Companies' approved project pro forma.

     Cash flow, as defined in the Agreements, is generally distributed first, to the members in the ratio that, in the case of the Unaffiliated Member, the unpaid preferred return on its additional capital contributed and, in the case of the Presley Member, the unpaid preferred return on its base additional capital contributed, bears to the aggregate of the unpaid preferred return on additional capital contributed by the Presley Member, until and to the extent required to reduce the unpaid preferred return on all such additional capital to zero; second, to the members in the ratio that, in the case of the Unaffiliated Member, the additional capital contributed by the Unaffiliated Member and, in the case of the Presley Member, the base additional capital contributed by the Presley Member, bears to the aggregate of the additional capital contributed by the Unaffiliated Member plus the base additional capital contributed by the Presley Member, until and to the extent required to repay to each member such additional capital contributed by such member; third, to the Unaffiliated Member until and to the extent required to reduce the balance of the unpaid preferred return due to the Unaffiliated Member to zero; fourth, to the Unaffiliated Member until and to the extent required to reduce the balance of the Unaffiliated Member's unrecovered capital account to zero; fifth, to the Presley Member until and to the

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES extent required to reduce the balance of the unpaid preferred return due to the Presley Member to zero; sixth, to the Presley Member until and to the extent required to reduce the balance of the Presley Member's unrecovered capital account (exclusive of additional capital contributions by the Presley Member in excess of the base additional capital contributed by the Presley Member) to zero; seventh, between 40% to 75% to the Unaffiliated Member and between 25% to 60% to the Presley Member until the Unaffiliated Member has received specified returns pursuant to this section; thereafter, except as otherwise provided, between 50% to 80% to the Presley Member and between 20% to 50% to the Unaffiliated Member. In addition, certain Agreements provide low priority distributions to the Presley Member and to the Unaffiliated Member until each have received a specified amount.

  Use of Estimates

     The preparation of the Significant Subsidiaries of The Presley Companies' combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 1998 and 1997 and the revenues and expenses for the years then ended. Actual results could materially differ from these estimates in the near term.

  Real Estate Inventories

     Real estate inventories are carried at cost. Project costs include direct and indirect land costs, offsite costs and onsite improvement costs, as well as carrying charges (principally interest and property taxes) which are capitalized to real estate inventories while under active development. Selling costs are expensed as incurred. Land, offsite costs and all other common costs are allocated to land parcels benefited based upon relative fair values before construction. Onsite construction costs and related carrying charges (principally interest and property taxes) are allocated to individual homes within a phase based upon the relative sales value of the homes.

     The Significant Subsidiaries of The Presley Companies account for their real estate inventories in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement No. 121"). Statement No. 121 requires impairment losses to be recorded on assets to be held and used by the Significant Subsidiaries of The Presley Companies when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets, excluding future interest, are less than the carrying amount of the assets. Under Statement No. 121, when an asset to be held and used by the Significant Subsidiaries of The Presley Companies is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. Statement No. 121 also requires that long-lived assets that are held for disposal be reported at the lower of the assets' carrying amount or fair value less costs of disposal.

     Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties; that is, other than a forced or liquidation sale. The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Significant Subsidiaries of The Presley Companies' projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Significant Subsidiaries of The Presley Companies may be materially different from the estimated fair values as described herein.

     Management has evaluated the projects and determined that no indicators of impairment are present as of December 31, 1998 and 1997.

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES

  Revenue and Profit Recognition

     A sale is recorded and profit recognized when a sale is consummated, the buyer's initial and continuing investments are adequate, any receivables are not subject to future subordination, and the usual risks and rewards of ownership have been transferred to the buyer in accordance with the provisions of Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate." When it is determined that the earnings process is not complete, profit is deferred for recognition in future periods. As of December 31, 1998, there are no deferred profits.

  Warranty Costs

     The Significant Subsidiaries of The Presley Companies account for warranty costs under the reserve method. As homes are sold, an estimate of warranty costs is charged to the cost of homes sold and an accrual for future warranty costs is established. As actual costs are incurred, the warranty reserve is reduced.

  Income Taxes

     The Significant Subsidiaries of The Presley Companies are not taxable entities and the results of operations are included in the tax returns of the members. Accordingly, no provision for income taxes is reflected in the combined financial statements.

2. REAL ESTATE INVENTORIES

     Real estate inventories consist of the following as of December 31:

                                                       1998           1997
                                                    -----------    -----------
                                                                   (UNAUDITED)
Land under development............................  $75,784,000    $22,869,000
Construction in process...........................   21,811,000             --
                                                    -----------    -----------
                                                    $97,595,000    $22,869,000
                                                    ===========    ===========

3. NOTE PAYABLE

     The note payable is collateralized by a first deed of trust on a real estate project in Northern California with an inventory balance of $26,970,000 as of December 31, 1998, and bears interest at 8% per annum. Future maturities of the note payable at December 31, 1998 are as follows:

1999........................................................  $3,125,000
2000........................................................   3,125,000
2001........................................................   3,125,000
                                                              ----------
                                                              $9,375,000
                                                              ==========

     During the year ended December 31, 1998, the Significant Subsidiaries incurred $938,000 of interest cost, all of which was capitalized to the real estate project.

4. RELATED PARTY TRANSACTIONS

     The Agreements provide for builder overhead fees to be paid to the Presley Member in monthly installments during construction of the projects and a project commitment fee to the Unaffiliated Member, one-third to one-half of which is paid upon the Unaffiliated Member's initial capital funding with the remaining balance paid in equal monthly installments.

               SIGNIFICANT SUBSIDIARIES OF THE PRESLEY COMPANIES

     The following fees were incurred and capitalized to real estate inventories during the years ended December 31, 1998 and 1997:

                                                         1998          1997
                                                      ----------    -----------
                                                                    (UNAUDITED)
Presley Member......................................  $1,885,000     $135,000
Unaffiliated Member.................................     671,000      360,000
                                                      ----------     --------
                                                      $2,556,000     $495,000
                                                      ==========     ========

     As of December 31, 1998 and 1997, $410,000 and $73,000, respectively, is due the members for fees.

5. COMMITMENTS AND CONTINGENCIES

     The Significant Subsidiaries of The Presley Companies' commitments and contingencies include the usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Significant Subsidiaries of The Presley Companies' financial position or results of operations.

6. IMPACT OF YEAR 2000 (UNAUDITED)

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs or hardware utilized by the Presley Member, which manages the activities of the Significant Subsidiaries of The Presley Companies, that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Presley Member has been required to modify and upgrade the hardware and software used by its accounting and office systems to address the Year 2000 Issue. The Presley Member presently believes the modifications and replacements it is making to its computer systems will mitigate the Year 2000 Issue. In considering the impact of the Year 2000 Issue on its external agents such as significant subcontractors, service providers and business partners, management of the Significant Subsidiaries of The Presley Companies' believes that, with respect to the Year 2000 Issue, external agents will not have a significant impact on the operations of the Significant Subsidiaries of The Presley Companies'. Based on its assessment of the remaining risks associated with the Year 2000 Issue, management of the Significant Subsidiaries of The Presley Companies' does not believe the development of contingency plans is warranted at this time.

     Ultimately, the potential impact of the Year 2000 Issue will depend not only on the measures undertaken by the Significant Subsidiaries of The Presley Companies and the Presley Member, but also on the way in which the issue is addressed by businesses and other entities whose financial condition and operational capability are important to the Significant Subsidiaries of The Presley Companies.

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

                                                                               SEQUENTIALLY
     EXHIBIT                                                                     NUMBERED
      NUMBER                             DESCRIPTION                               FILE
     -------                             -----------                           ------------
    10.28(12)    Modification to Master Credit Agreement dated as of August
                 25, 1998, between Carmel Mountain Ranch, a California
                 general partnership, as Borrower, and Bank One, Arizona, NA, a national banking association, as Bank.....................
    10.29(12)    Form of Severance Agreements dated September 24, 1998.......
    10.30(14)    Presley Homes 1998 Bonus Plan...............................
    10.31(13)    Letter of Intent dated December 31, 1998 by and among
                 William Lyon Homes, Inc., a California corporation, The
                 Presley Companies, a Delaware corporation and The Presley
                 Companies, a California corporation.
    10.32(14)    Amendment to Letter of Intent dated March 30, 1999 by and
                 among William Lyon Homes, Inc., a California corporation,
                 The Presley Companies, a Delaware corporation and Presley
                 Homes, a California corporation.
    21.1(14)     List of Subsidiaries of the Company.........................
    23.1         Consent of Independent Auditors.............................
    27(14)       Financial Data Schedule.....................................

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

(13) Previously filed as an exhibit to the Company's Report on Form 8-K dated December 31, 1998.

(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.