Form 10-Q/A
period 1999-03-31
PRESLEY COMPANIES /DE
filed 1999-10-07
CIK 878093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

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

                                                                  OUTSTANDING AT
                   CLASS OF COMMON STOCK                        SEPTEMBER 30, 1999
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- March 31, 1999 and December
             31, 1998..................................................      3

           Consolidated Statements of Operations -- Three Months Ended
             March 31, 1999 and 1998...................................      4

           Consolidated Statement of Stockholders' Equity -- Three
             Months Ended March 31, 1999...............................      5

           Consolidated Statements of Cash Flows -- Three Months Ended
             March 31, 1999 and 1998...................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     21

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     32

  SIGNATURES...........................................................     33

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

                             THE PRESLEY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries and joint ventures. Investments in joint ventures in which the Company has a 50% or less ownership interest are accounted for using the equity method. The accounting policies of the joint ventures are substantially the same as those of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                        ASSETS

Cash and cash equivalents...................................  $  2,770       $    304
Receivables.................................................     1,407            851
Real estate inventories.....................................   159,215        168,417
Other assets................................................     1,118          1,034
                                                              --------       --------
                                                              $164,510       $170,606
                                                              ========       ========

                            LIABILITIES AND OWNERS' CAPITAL

Accounts payable............................................  $  6,320       $  6,453
Accrued expenses............................................     3,264          2,098
Notes payable...............................................    28,760         29,024
Advances from The Presley Companies and subsidiaries........       764            655
                                                              --------       --------
                                                                39,108         38,230
                                                              --------       --------

Owners' capital
  The Presley Companies and subsidiaries....................    32,752         29,807
  Others....................................................    92,650        102,569
                                                              --------       --------
                                                               125,402        132,376
                                                              --------       --------
                                                              $164,510       $170,606
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

     The 12 1/2% Senior Notes due 2001 were offered by The Presley Companies, a Delaware corporation ("Delaware Presley"), and are unconditionally guaranteed on a senior basis by Presley Homes (formerly The Presley Companies), a California corporation and a wholly owned subsidiary of Delaware Presley. However, Presley Homes has granted liens on substantially all of its assets as security for its obligations under the Working Capital Facility and other loans. Because the Presley Homes guarantee is not secured, holders of the Senior Notes are effectively junior to borrowings under the Working Capital Facility with respect to such assets. Delaware Presley and its consolidated subsidiaries are referred to collectively herein as "Presley" or the "Company." Interest on the Senior Notes is payable on January 1 and July 1 of each year, commencing January 1, 1995.

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

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

                          CONSOLIDATING BALANCE SHEET

                                 MARCH 31, 1999
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                      ----------------------------------------
                                      DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                      PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   -------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --     $    699         $ 1,385       $      --      $  2,084
Receivables.........................        --        9,303           1,447              --        10,750
Real estate inventories.............        --      155,089           9,608              --       164,697
Investments in and advances to
  unconsolidated joint ventures.....        --        3,501          30,015              --        33,516
Property and equipment, net.........        --        2,408             303              --         2,711
Deferred loan costs.................     1,479        1,510               4              --         2,993
Other assets........................        --        2,524             105              --         2,629
Investments in subsidiaries.........    11,362       33,679              --         (45,041)           --
Intercompany receivables............   143,740        4,456              --        (148,196)           --
                                      --------     --------         -------       ---------      --------
                                      $156,581     $213,169         $42,867       $(193,237)     $219,380
                                      ========     ========         =======       =========      ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable....................  $     --     $ 16,011         $ 1,008       $      --      $ 17,019
Accrued expenses....................        --       21,958           1,513              --        23,471
Notes payable.......................        --       22,670           4,095              --        26,765
12 1/2% Senior Notes................   140,000           --              --              --       140,000
Intercompany payables...............     4,456      143,740              --        (148,196)           --
                                      --------     --------         -------       ---------      --------
     Total liabilities..............   144,456      204,379           6,616        (148,196)      207,255
STOCKHOLDERS' EQUITY................    12,125        8,790          36,251         (45,041)       12,125
                                      --------     --------         -------       ---------      --------
                                      $156,581     $213,169         $42,867       $(193,237)     $219,380
                                      ========     ========         =======       =========      ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                       --------------------------------------
                                        DELAWARE     PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         PRESLEY      HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                       -----------   --------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents............   $     --     $ 22,605      $ 1,350       $      --      $ 23,955
Receivables..........................         --        7,157        1,456              --         8,613
Real estate inventories..............         --      161,667       12,835              --       174,502
Investments in and advances to
  unconsolidated joint ventures......         --        3,225       27,237              --        30,462
Property and equipment, net..........         --        2,614          298              --         2,912
Deferred loan costs..................      1,643        1,708           30              --         3,381
Other assets.........................         --        2,440          139              --         2,579
Investments in subsidiaries..........      4,369       31,553           --         (35,922)           --
Intercompany receivables.............    143,740        3,928           --        (147,668)           --
                                        --------     --------      -------       ---------      --------
                                        $149,752     $236,897      $43,345       $(183,590)     $246,404
                                        ========     ========      =======       =========      ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Accounts payable.....................   $     --     $ 15,867      $ 1,497       $      --      $ 17,364
Accrued expenses.....................         --       25,965        1,858              --        27,823
Notes payable........................         --       49,736        5,657              --        55,393
12 1/2% Senior Notes.................    140,000           --           --              --       140,000
Intercompany payables................      3,928      143,740           --        (147,668)           --
                                        --------     --------      -------       ---------      --------
     Total liabilities...............    143,928      235,308        9,012        (147,668)      240,580
STOCKHOLDERS' EQUITY.................      5,824        1,589       34,333         (35,922)        5,824
                                        --------     --------      -------       ---------      --------
                                        $149,752     $236,897      $43,345       $(183,590)     $246,404
                                        ========     ========      =======       =========      ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                       ----------------------------------------
                                       DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                       --------   -------------   -------------   -----------   ------------
Sales................................  $    --      $ 64,363        $ 17,934       $     --       $ 82,297
                                       -------      --------        --------       --------       --------

Operating costs
  Cost of sales......................       --       (54,350)        (14,345)            --        (68,695)
  Sales and marketing................       --        (3,313)           (762)            --         (4,075)
  General and administrative.........       --        (4,644)            713             --         (3,931)
                                       -------      --------        --------       --------       --------
                                            --       (62,307)        (14,394)            --        (76,701)
                                       -------      --------        --------       --------       --------
Income from unconsolidated joint
  ventures...........................       --           168           2,777             --          2,945
                                       -------      --------        --------       --------       --------
Income from subsidiaries.............    6,088         6,009              --        (12,097)            --
                                       -------      --------        --------       --------       --------
Operating income.....................    6,088         8,233           6,317        (12,097)         8,541
Interest expense, net of amounts
  capitalized........................       --        (1,439)           (776)            --         (2,215)
Financial advisory expenses..........     (692)           --              --             --           (692)
Other income (expense), net..........       --            79             588             --            667
                                       -------      --------        --------       --------       --------
Income before income taxes...........    5,396         6,873           6,129        (12,097)         6,301
Provision for income taxes...........       --          (905)             --             --           (905)
                                       -------      --------        --------       --------       --------
Net income...........................  $ 5,396      $  5,968        $  6,129       $(12,097)      $  5,396
                                       =======      ========        ========       ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                      -------------------------------------------
                                       DELAWARE                     NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY     PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                      -----------   -------------   -------------   -----------   ------------
Sales...............................    $    --       $ 48,309        $ 18,169        $   --        $ 66,478
                                        -------       --------        --------        ------        --------

Operating costs
  Cost of sales.....................         --        (43,175)        (15,476)           --         (58,651)
  Sales and marketing...............         --         (3,844)         (1,243)           --          (5,087)
  General and administrative........         --         (3,788)            107            --          (3,681)
                                        -------       --------        --------        ------        --------
                                             --        (50,807)        (16,612)           --         (67,419)
                                        -------       --------        --------        ------        --------
Loss from unconsolidated joint
  ventures..........................         --             --             (26)           --             (26)
                                        -------       --------        --------        ------        --------
Income (loss) from subsidiaries.....     (3,198)         1,985              --         1,213              --
                                        -------       --------        --------        ------        --------
Operating income (loss).............     (3,198)          (513)          1,531         1,213            (967)
Interest expense, net of amounts
  capitalized.......................         --         (2,621)            (10)           --          (2,631)
Other income (expense), net.........         --           (140)            540                           400
                                        -------       --------        --------        ------        --------
Net income (loss)...................    $(3,198)      $ (3,274)       $  2,061        $1,213        $ (3,198)
                                        =======       ========        ========        ======        ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                            ----------------------------------------
                                            DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                            PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   -------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..............................  $ 5,396      $  5,968         $ 6,129       $(12,097)      $  5,396
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation and amortization........       --           277              31             --            308
     Equity in earnings of joint
       ventures...........................       --          (168)         (2,777)            --         (2,945)
     Equity in earnings of subsidiaries...   (6,088)       (6,009)             --         12,097             --
     Provision for income taxes...........       --           905              --             --            905
     Net changes in operating assets and
       liabilities:
       Other receivables..................       --        (2,060)              9             --         (2,051)
       Intercompany
          receivables/payables............      528          (528)             --             --             --
       Real estate inventories............       --         8,214           3,227             --         11,441
       Deferred loan costs................      164           198              26             --            388
       Other assets.......................       --           (84)             34             --            (50)
       Accounts payable...................       --           144            (489)            --           (345)
       Accrued expenses...................       --        (4,007)           (345)            --         (4,352)
                                            -------      --------         -------       --------       --------
Net cash provided by operating
  activities..............................       --         2,850           5,845             --          8,695
                                            -------      --------         -------       --------       --------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................       --          (108)             (1)            --           (109)
  Issuance of/payments on notes
     receivable...........................       --           (86)             --             --            (86)
  Purchase of property and equipment......       --           (70)            (36)            --           (106)
  Investment in subsidiaries..............       --         3,883              --         (3,883)            --
                                            -------      --------         -------       --------       --------
  Net cash provided by (used in) investing
     activities...........................       --         3,619             (37)        (3,883)          (301)
                                            -------      --------         -------       --------       --------
Cash flows from financing activities:
     Proceeds from borrowings on notes
       payable............................       --        10,001           7,184             --         17,185
     Principal payments on notes
       payable............................       --       (38,704)         (8,746)            --        (47,450)
     Distributions to/contributions from
       shareholders.......................       --           328          (4,211)         3,883             --
                                            -------      --------         -------       --------       --------
Net cash used in financing activities.....       --       (28,375)         (5,773)         3,883        (30,265)
                                            -------      --------         -------       --------       --------
Net increase (decrease) in cash and cash
  equivalents.............................       --       (21,906)             35             --        (21,871)
                                            -------      --------         -------       --------       --------
Cash and cash equivalents at beginning of
  period..................................       --        22,605           1,350             --         23,955
                                            -------      --------         -------       --------       --------
Cash and cash equivalents at end of
  period..................................  $    --      $    699         $ 1,385       $     --       $  2,084
                                            =======      ========         =======       ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                       THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                            ----------------------------------------
                                            DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                            PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                            --------   -------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income (loss).......................  $(3,198)     $ (3,274)        $ 2,061        $ 1,213       $ (3,198)

  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization........       --           298              15             --            313
     Equity in (earnings) loss of
       subsidiaries.......................    3,198        (1,985)             --         (1,213)            --

     Net changes in operating assets and
       liabilities:
       Other receivables..................       --        (1,222)          1,113             --           (109)
       Intercompany
          receivables/payables............     (211)          211              --             --             --
       Real estate inventories............       --         9,048          (1,328)            --          7,720
       Deferred loan costs................      211           210              (8)            --            413
       Other assets.......................       --           448            (135)            --            313
       Accounts payable...................       --         2,161             108             --          2,269
       Accrued expenses...................       --        (5,581)            332             --         (5,249)
                                            -------      --------         -------        -------       --------
Net cash provided by operating
  activities..............................       --           314           2,158             --          2,472
                                            -------      --------         -------        -------       --------

Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.............................       --          (424)         (5,074)            --         (5,498)
  Issuance of/payments on notes
     receivable...........................       --           502              --             --            502
  Purchases of property and equipment.....       --          (113)             21             --            (92)
  Investment in subsidiaries..............       --        (4,069)             --          4,069             --
                                            -------      --------         -------        -------       --------
Net cash used in investing activities.....       --        (4,104)         (5,053)         4,069         (5,088)
                                            -------      --------         -------        -------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes
     payable..............................       --        23,677           4,623             --         28,300
  Principal payments on notes payable.....       --       (22,389)         (5,691)            --        (28,080)
  Distributions to/contributions from
     shareholders.........................       --           120           3,949         (4,069)            --
                                            -------      --------         -------        -------       --------
Net cash provided by financing
  activities..............................       --         1,408           2,881         (4,069)           220
                                            -------      --------         -------        -------       --------
Net decrease in cash and cash
  equivalents.............................       --        (2,382)            (14)            --         (2,396)
Cash and cash equivalents at beginning of
  period..................................       --         4,377             192             --          4,569
                                            -------      --------         -------        -------       --------
Cash and cash equivalents at end of
  period..................................  $    --      $  1,995         $   178        $    --       $  2,173
                                            =======      ========         =======        =======       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             THE PRESLEY COMPANIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, as well as the information presented in the Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

     The following represents the sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recording of impairment losses on June 30, 1997:

                               FOR THE                  FOR THE               FOR THE
                           SIX MONTHS ENDED            YEAR ENDED        THREE MONTHS ENDED
                          DECEMBER 31, 1997        DECEMBER 31, 1998       MARCH 31, 1999
                       ------------------------    ------------------    ------------------
Sales................        $17,662,000              $54,828,000           $16,048,000
Gross profit.........        $ 1,202,000              $ 5,850,000             2,245,000
Gross profit %.......                6.8%                    10.7%                 14.0%

     The gross profits recognized on the three master-planned communities subsequent to the recordation of impairment losses has increased due to better than projected sales price increases beginning in 1998.

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

     Total operating income changed from a loss of $1.0 million in the 1998 period to an income of $8.5 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $6.5 million, to $14.1 million in the 1999 period from $7.6 million in the 1998 period. This increase was primarily due to (1) an increase in the number of units closed to 401 units in the 1999 period from 337 units in the 1998 period and (2) an increase in the average sales price to $204,700 in the 1999 period from $191,200 in the 1998 period. Sales and marketing expenses decreased by $1.0 million to $4.1 million in the 1999 period from $5.1 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased slightly by $0.2 million to $3.9 million in the 1999 period from $3.7 million in the 1998 period. Income from unconsolidated joint ventures amounting to $2.9 was recognized in the 1999 period, compared to an insignificant loss in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and no significant operating results were realized in the first quarter of 1998.

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

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements contained in this Quarterly Report on Form 10-Q/A, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company, economic and market factors and the homebuilding industry. Forward-looking statements are not guarantees of future performance or results. The Company has no specific intention to update these statements and does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q/A or elsewhere.

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

     27(2)   Financial Data Schedule.
---------------
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference.

(b) REPORTS ON FORM 8-K.

     None

                             THE PRESLEY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 4, 1999                     By:      /s/ DAVID M. SIEGEL
                                            ------------------------------------
                                                      DAVID M. SIEGEL
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: October 4, 1999                     By:    /s/ W. DOUGLASS HARRIS
                                            ------------------------------------
                                                     W. DOUGLASS HARRIS
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.1(1)      Amendment to Letter of Intent dated March 30, 1999 by and
             among William Lyon Homes, Inc., a California corporation,
             The Presley Companies, a Delaware corporation and Presley
             Homes, a California corporation.
27(2)        Financial Data Schedule

---------------
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by this reference.