Form 10-Q/A
period 1999-06-30
PRESLEY COMPANIES /DE
filed 1999-10-07
CIK 878093

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE PRESLEY COMPANIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
  PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS:

           Consolidated Balance Sheets -- June 30, 1999 and December
             31, 1998..................................................      3

           Consolidated Statements of Operations -- Three and Six
             Months Ended June 30, 1999 and 1998.......................      4

           Consolidated Statement of Stockholders' Equity -- Six Months
             Ended June 30, 1999.......................................      5

           Consolidated Statements of Cash Flows -- Six Months Ended
             June 30, 1999 and 1998....................................      6

           Notes to Consolidated Financial Statements..................      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................     24

  ITEM 3.  NOT APPLICABLE.

  PART II. OTHER INFORMATION...........................................     37

  SIGNATURES...........................................................     38

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

                       CONDENSED COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                        ASSETS

Cash and cash equivalents...................................  $  3,558       $    304
Receivables.................................................       531            851
Real estate inventories.....................................   161,590        168,417
Other assets................................................     1,771          1,034
                                                              --------       --------
                                                              $167,450       $170,606
                                                              ========       ========

                            LIABILITIES AND OWNERS' CAPITAL

Accounts payable............................................  $  7,377       $  6,453
Accrued expenses............................................     4,597          2,098
Notes payable...............................................    28,460         29,024
Advances from The Presley Companies and subsidiaries........       691            655
                                                              --------       --------
                                                                41,125         38,230
                                                              --------       --------
Owners' capital
  The Presley Companies and subsidiaries....................    34,258         29,807
  Others....................................................    92,067        102,569
                                                              --------       --------
                                                               126,325        132,376
                                                              --------       --------
                                                              $167,450       $170,606
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

                          CONSOLIDATING BALANCE SHEET

                                 JUNE 30, 1999
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                         -----------------------------------
                                         DELAWARE   PRESLEY    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                         PRESLEY     HOMES     SUBSIDIARIES      ENTRIES       COMPANY
                                         --------   --------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents..............  $     --   $ 10,816      $ 1,461       $      --      $ 12,277
Receivables............................        --      4,252        9,349              --        13,601
Real estate inventories................        --    168,391        8,131              --       176,522
Investments in and advances to
  unconsolidated joint ventures........        --      3,657       31,292              --        34,949
Property and equipment, net............        --      2,242          292              --         2,534
Deferred loan costs....................     1,127      1,314           --              --         2,441
Other assets...........................        --      3,787          121              --         3,908
Investments in subsidiaries............    21,224     37,627           --         (58,851)           --
Intercompany receivables...............   126,040      5,203           --        (131,243)           --
                                         --------   --------      -------       ---------      --------
                                         $148,391   $237,289      $50,646       $(190,094)     $246,232
                                         ========   ========      =======       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.......................  $     --   $ 15,296      $   633       $      --      $ 15,929
Accrued expenses.......................        --     23,929        1,896              --        25,825
Notes payable..........................        --     53,440        7,850              --        61,290
12 1/2% Senior Notes...................   120,000         --           --              --       120,000
Intercompany payables..................     5,203    126,040           --        (131,243)           --
                                         --------   --------      -------       ---------      --------
          Total liabilities............   125,203    218,705       10,379        (131,243)      223,044
STOCKHOLDERS' EQUITY...................    23,188     18,584       40,267         (58,851)       23,188
                                         --------   --------      -------       ---------      --------
                                         $148,391   $237,289      $50,646       $(190,094)     $246,232
                                         ========   ========      =======       =========      ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                          CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                   UNCONSOLIDATED
                                      -----------------------------------------
                                      DELAWARE                    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                      PRESLEY    PRESLEY HOMES    SUBSIDIARIES      ENTRIES       COMPANY
                                      --------   --------------   -------------   -----------   ------------
ASSETS
Cash and cash equivalents...........  $     --      $ 22,605         $ 1,350       $      --      $ 23,955
Receivables.........................        --         7,157           1,456              --         8,613
Real estate inventories.............        --       161,667          12,835              --       174,502
Investments in and advances to
  unconsolidated joint ventures.....        --         3,225          27,237              --        30,462
Property and equipment, net.........        --         2,614             298              --         2,912
Deferred loan costs.................     1,643         1,708              30              --         3,381
Other assets........................        --         2,440             139              --         2,579
Investments in subsidiaries.........     4,369        31,553              --         (35,922)           --
Intercompany receivables............   143,740         3,928              --        (147,668)           --
                                      --------      --------         -------       ---------      --------
                                      $149,752      $236,897         $43,345       $(183,590)     $246,404
                                      ========      ========         =======       =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................  $     --      $ 15,867         $ 1,497       $      --      $ 17,364
Accrued expenses....................        --        25,965           1,858              --        27,823
Notes payable.......................        --        49,736           5,657              --        55,393
12 1/2% Senior Notes................   140,000            --              --              --       140,000
Intercompany payables...............     3,928       143,740              --        (147,668)           --
                                      --------      --------         -------       ---------      --------
          Total liabilities.........   143,928       235,308           9,012        (147,668)      240,580
STOCKHOLDERS' EQUITY................     5,824         1,589          34,333         (35,922)        5,824
                                      --------      --------         -------       ---------      --------
                                      $149,752      $236,897         $43,345       $(183,590)     $246,404
                                      ========      ========         =======       =========      ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                       -----------------------------------------
                                       DELAWARE                    NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       PRESLEY    PRESLEY HOMES    SUBSIDIARIES      ENTRIES       COMPANY
                                       --------   --------------   -------------   -----------   ------------
Sales................................  $    --      $ 139,525        $ 38,487       $     --       $178,012
                                       -------      ---------        --------       --------       --------

Operating costs
  Cost of sales......................       --       (118,206)        (29,652)            --       (147,858)
  Sales and marketing................       --         (6,963)         (1,497)            --         (8,460)
  General and administrative.........       --         (9,434)          1,561             --         (7,873)
                                       -------      ---------        --------       --------       --------
                                            --       (134,603)        (29,588)            --       (164,191)
                                       -------      ---------        --------       --------       --------
Income from unconsolidated joint
  ventures...........................       --            396           4,468             --          4,864
                                       -------      ---------        --------       --------       --------
Income from subsidiaries.............   14,364         12,788              --        (27,152)            --
                                       -------      ---------        --------       --------       --------
Operating income.....................   14,364         18,106          13,367        (27,152)        18,685
Interest expense, net of amounts
  capitalized........................       --         (2,268)         (1,403)            --         (3,671)
Financial advisory expenses..........   (1,280)            --              --             --         (1,280)
Other income (expense), net..........       --            478           1,063             --          1,541
                                       -------      ---------        --------       --------       --------
Income before income taxes and
  extraordinary item.................   13,084         16,316          13,027        (27,152)        15,275
Provision for income taxes...........       --         (2,191)             --             --         (2,191)
                                       -------      ---------        --------       --------       --------
Income before extraordinary item.....   13,084         14,125          13,027        (27,152)        13,084
Extraordinary item-gain from
  retirement of debt, net of
  applicable income taxes............    1,789             --              --             --          1,789
                                       -------      ---------        --------       --------       --------
Net income...........................  $14,873      $  14,125        $ 13,027       $(27,152)      $ 14,873
                                       =======      =========        ========       ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                     UNCONSOLIDATED
                                        ----------------------------------------
                                        DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   -------------   -------------   -----------   ------------
Sales.................................   $   --       $75,162        $ 20,553       $     --       $95,715
                                         ------       -------        --------       --------       -------

Operating costs
  Cost of sales.......................       --       (63,856)        (15,307)            --       (79,163)
  Sales and marketing.................       --        (3,650)           (735)            --        (4,385)
  General and administrative..........       --        (4,787)            845             --        (3,942)
                                         ------       -------        --------       --------       -------
                                             --       (72,293)        (15,197)            --       (87,490)
                                         ------       -------        --------       --------       -------
Income from unconsolidated joint
  ventures............................       --           228           1,691             --         1,919
                                         ------       -------        --------       --------       -------
Income from subsidiaries..............    8,276         6,778              --        (15,054)           --
                                         ------       -------        --------       --------       -------
Operating income......................    8,276         9,875           7,047        (15,054)       10,144
Interest expense, net of amounts
  capitalized.........................       --          (832)           (624)            --        (1,456)
Financial advisory expenses...........     (588)           --              --             --          (588)
Other income (expense), net...........       --           401             473             --           874
                                         ------       -------        --------       --------       -------
Income before income taxes and
  extraordinary item..................    7,688         9,444           6,896        (15,054)        8,974
Provision for income taxes............       --        (1,286)             --             --        (1,286)
                                         ------       -------        --------       --------       -------
Income before extraordinary item......    7,688         8,158           6,896        (15,054)        7,688
                                         ------       -------        --------       --------       -------
Extraordinary item gain from
  retirement of debt, net of
  applicable income taxes.............    1,789            --              --             --         1,789
                                         ------       -------        --------       --------       -------
Net income............................   $9,477       $ 8,158        $  6,896       $(15,054)      $ 9,477
                                         ======       =======        ========       ========       =======

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                    UNCONSOLIDATED
                                       ----------------------------------------
                                       DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                       PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                       --------   -------------   -------------   -----------   ------------
Sales................................  $    --      $ 105,440       $ 41,568        $    --      $ 147,008
                                       -------      ---------       --------        -------      ---------

Operating costs
  Cost of sales......................       --        (93,570)       (35,578)            --       (129,148)
  Sales and marketing................       --         (7,353)        (2,442)            --         (9,795)
  General and administrative.........       --         (7,415)           459             --         (6,956)
                                       -------      ---------       --------        -------      ---------
                                            --       (108,338)       (37,561)            --       (145,899)
                                       -------      ---------       --------        -------      ---------
Income (loss) from unconsolidated
  joint ventures.....................       --              4           (159)            --           (155)
                                       -------      ---------       --------        -------      ---------
Income (loss) from subsidiaries......   (2,607)         4,683             --         (2,076)            --
                                       -------      ---------       --------        -------      ---------
Operating income (loss)..............   (2,607)         1,789          3,848         (2,076)           954
Interest expense, net of amounts
  capitalized........................       --         (4,659)          (234)            --         (4,893)
Other income (expense), net..........       --           (238)         1,207             --            969
                                       -------      ---------       --------        -------      ---------
Income (loss) before income taxes and
  extraordinary item.................   (2,607)        (3,108)         4,821         (2,076)        (2,970)
Provision for income taxes...........       --            363             --             --            363
                                       -------      ---------       --------        -------      ---------
Income (loss) before extraordinary
  item...............................   (2,607)        (2,745)         4,821         (2,076)        (2,607)
                                       -------      ---------       --------        -------      ---------
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes............      522             --             --             --            522
                                       -------      ---------       --------        -------      ---------
Net income (loss)....................  $(2,085)     $  (2,745)      $  4,821        $(2,076)     $  (2,085)
                                       =======      =========       ========        =======      =========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                     UNCONSOLIDATED
                                        ----------------------------------------
                                        DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                        PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                        --------   -------------   -------------   -----------   ------------
Sales.................................   $   --      $ 57,132         $23,398        $    --       $80,530
                                         ------      --------         -------        -------       -------

Operating costs
  Cost of sales.......................       --       (50,396)        (20,101)            --       (70,497)
  Cost of sales, lots land and
     other............................       --            --              --             --            --
  Impairment loss on real estate
     assets...........................       --            --              --             --            --
  Sales and marketing.................       --        (3,509)         (1,199)            --        (4,708)
  General and administrative..........       --        (3,541)            266             --        (3,275)
                                         ------      --------         -------        -------       -------
                                             --       (57,446)        (21,034)            --       (78,480)
                                         ------      --------         -------        -------       -------
Income (loss) from unconsolidated
  joint ventures......................       --             4            (133)            --          (129)
                                         ------      --------         -------        -------       -------
Income (loss) from subsidiaries.......      592         2,698              --         (3,290)           --
                                         ------      --------         -------        -------       -------
Operating income......................      592         2,388           2,231         (3,290)        1,921
Interest expense, net of amounts
  capitalized.........................       --        (2,173)            (89)            --        (2,262)
Other income (expense), net...........       --           (47)            617             --           570
                                         ------      --------         -------        -------       -------
Income before income taxes and
  extraordinary item..................      592           168           2,759         (3,290)          229
Provision for income taxes............       --           363              --             --           363
                                         ------      --------         -------        -------       -------
Income before extraordinary item......      592           531           2,759         (3,290)          592
                                         ------      --------         -------        -------       -------
Extraordinary item -- gain from
  retirement of debt, net of
  applicable income taxes.............      522            --              --             --           522
                                         ------      --------         -------        -------       -------
Net income............................   $1,114      $    531         $ 2,759        $(3,290)      $ 1,114
                                         ======      ========         =======        =======       =======

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                             UNCONSOLIDATED
                                                ----------------------------------------
                                                DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                                --------   -------------   -------------   -----------   ------------
Cash flows from operating activities:
  Net income..................................  $ 14,873     $ 14,125        $ 13,027       $(27,152)      $ 14,873
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization............        --          470              78             --            548
     Equity in earnings of joint ventures.....        --         (396)         (4,468)            --         (4,864)
     Equity in earnings of subsidiaries.......   (14,364)     (12,788)             --         27,152             --
     Extraordinary gain on repurchase of
       Senior Notes...........................    (2,089)          --              --             --         (2,089)
     Provision for income taxes...............        --        2,491              --             --          2,491
     Net changes in operating assets and
       liabilities:
       Other receivables......................        --       10,775          (7,893)            --          2,882
       Intercompany receivables/payables......     1,275       (1,275)             --             --             --
       Real estate inventories................        --       (2,901)          4,704             --          1,803
       Deferred loan costs....................       305          394              30             --            729
       Other assets...........................        --       (1,347)             18             --         (1,329)
       Accounts payable.......................        --         (571)           (864)            --         (1,435)
       Accrued expenses.......................        --       (2,036)             38             --         (1,998)
                                                --------     --------        --------       --------       --------
Net cash provided by operating activities.....        --        6,941           4,670             --         11,611
                                                --------     --------        --------       --------       --------
Cash flows from investing activities:
  Investment in unconsolidated joint
     ventures.................................        --          (36)            413             --            377
  Issuance of/payments on notes receivable....        --       (7,870)             --             --         (7,870)
  Purchases of property and equipment.........        --          (98)            (72)            --           (170)
  Investment in subsidiaries..................        --        6,714              --         (6,714)            --
  Advances to affiliates......................    17,700           --              --        (17,700)            --
                                                --------     --------        --------       --------       --------
Net cash provided by (used in) investing
  activities..................................    17,700       (1,290)            341        (24,414)        (7,663)
                                                --------     --------        --------       --------       --------
Cash flows from financing activities:
  Proceeds from borrowings on notes payable...        --       70,306          21,759             --         92,065
  Principal payments on notes payable.........        --      (70,425)        (19,566)            --        (89,991)
  Purchase of 12 1/2% Senior Notes............   (17,700)          --              --             --        (17,700)
  Distributions to/contributions from
     shareholders.............................        --          379          (7,093)         6,714             --
  Advances from affiliates....................        --      (17,700)             --         17,700             --
                                                --------     --------        --------       --------       --------
Net cash used in financing activities.........   (17,700)     (17,440)         (4,900)        24,414        (15,626)
                                                --------     --------        --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents.................................        --      (11,789)            111             --        (11,678)
Cash and cash equivalents at beginning of
  period......................................        --       22,605           1,350             --         23,955
                                                --------     --------        --------       --------       --------
Cash and cash equivalents at end of period....  $     --     $ 10,816        $  1,461       $     --       $ 12,277
                                                ========     ========        ========       ========       ========

                             THE PRESLEY COMPANIES

                                  (UNAUDITED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                               UNCONSOLIDATED
                                                  ----------------------------------------
                                                  DELAWARE                   NON-GUARANTOR   ELIMINATING   CONSOLIDATED
                                                  PRESLEY    PRESLEY HOMES   SUBSIDIARIES      ENTRIES       COMPANY
                                                  --------   -------------   -------------   -----------   ------------
Cash flows from operating activities:

  Net income (loss).............................  $ (2,085)    $ (2,745)       $  4,821       $ (2,076)      $ (2,085)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization...............        --          598              23             --            621
    Equity in (earnings) loss of joint
      ventures..................................        --           (4)            159             --            155
    Equity in (earnings) loss of subsidiaries...     2,607       (4,683)             --          2,076             --
    Extraordinary gain on repurchase of Senior
      Notes.....................................      (885)          --              --             --           (885)

    Net changes in operating assets and
      liabilities:
      Other receivables.........................        --       (4,126)          1,198             --         (2,928)
      Intercompany receivables/payables.........       (52)          52              --             --             --
      Real estate inventories...................        --       15,620            (579)            --         15,041
      Deferred loan costs.......................       415          290               2             --            707
      Other assets..............................        --      (10,693)             18             --        (10,675)
      Accounts payable..........................        --          290             350             --            640
      Accrued expenses..........................        --       (3,169)          1,192             --         (1,977)
                                                  --------     --------        --------       --------       --------
Net cash provided by (used in) operating
  activities....................................        --       (8,570)          7,184             --         (1,386)
                                                  --------     --------        --------       --------       --------
Cash flows from investing activities:
Investment in unconsolidated joint ventures.....        --        2,695         (14,035)            --        (11,340)
Proceeds from contribution of land to joint
  venture.......................................        --       25,431              --             --         25,431
Issuance of/payments on notes receivable........        --          502              --             --            502
Purchases of property and equipment.............        --         (161)             22             --           (139)
Investment in subsidiaries......................        --       (7,098)             --          7,098             --
Advances to affiliates..........................    18,825           --              --        (18,825)            --
                                                  --------     --------        --------       --------       --------
Net cash provided by (used in) investing
  activities....................................    18,825       21,369         (14,013)       (11,727)        14,454
                                                  --------     --------        --------       --------       --------
Cash flows from financing activities:
Proceeds from borrowings on notes payable.......        --       60,388          14,787             --         75,175
Principal payments on notes payable.............        --      (50,082)        (14,563)            --        (64,645)
Purchase of 12 1/2% Senior Notes................   (18,825)          --              --             --        (18,825)
Distributions to/contributions from
  shareholders..................................        --          408           6,690         (7,098)            --
Advances from affiliates........................        --      (18,825)             --         18,825             --
                                                  --------     --------        --------       --------       --------
Net cash provided by (used in) financing
  activities....................................   (18,825)      (8,111)          6,914         11,727         (8,295)
                                                  --------     --------        --------       --------       --------
Net increase in cash and cash equivalents.......        --        4,688              85             --          4,773
Cash and cash equivalents at beginning of
  period........................................        --        4,377             192             --          4,569
                                                  --------     --------        --------       --------       --------
Cash and cash equivalents at end of period......  $     --     $  9,065        $    277       $     --       $  9,342
                                                  ========     ========        ========       ========       ========

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

     The following represents the sales and excess of revenue from sales over related cost of sales (i.e., gross profit) of the three master-planned communities since the recordation of impairment losses on June 30, 1997:

                               FOR THE                  FOR THE               FOR THE
                           SIX MONTHS ENDED            YEAR ENDED         SIX MONTHS ENDED
                          DECEMBER 31, 1997        DECEMBER 31, 1998       JUNE 30, 1999
                       ------------------------    ------------------    ------------------
Sales................        $17,662,000              $54,828,000           $25,715,000
Gross profit.........        $ 1,202,000              $ 5,850,000             3,564,000
Gross profit %.......                6.8%                    10.7%                 13.9%

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

     Total operating income increased from $1.9 million in the 1998 period to $10.1 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $6.3 million to $15.9 million in the 1999 period from $9.6 million in the 1998 period. This increase was primarily due to
(1) an increase in the number of units closed to 438 units in the 1999 period from 395 units in the 1998 period and (2) an increase in the average sales price to $210,000 in the 1999 period from $182,000 in the 1998 period. Sales and marketing expenses decreased by $0.3 million to $4.4 million in the 1999 period from $4.7 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $0.6 million to $3.9 million in the 1999 period from $3.3 million in the 1998 period, primarily as a result of additional accruals for increased employee bonuses based upon the improved operating results of the Company, offset by increased reimbursement of overhead expenses from joint ventures. Equity in income of unconsolidated joint ventures amounting to $1.9 million was recognized in the 1999 period, compared to an insignificant loss in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and no significant operating results were realized in the second quarter of 1998.

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

     Total operating income increased from $1.0 million in the 1998 period to $18.7 million in the 1999 period. The excess of revenue from sales of homes over the related cost of sales increased by $12.6 million, to $29.9 million in the 1999 period from $17.3 million in the 1998 period. This increase was primarily due to (1) an increase in the number of units closed to 839 units in the 1999 period from 732 units in the 1998 period and (2) an increase in the average sales price to $207,500 in the 1999 period from $186,200 in the 1998 period. Sales and marketing expenses decreased by $1.3 million to $8.5 million in the 1999 period from $9.8 million in the 1998 period primarily as a result of reductions in advertising and sales office/model operation expenses, offset by increased direct sales expenses related to the increased sales volume. General and administrative expenses increased by $0.9 million to $7.9 million in the 1999 period from $7.0 million in the 1998 period, primarily as a result of additional accruals for increased employee bonuses based upon the improved operating results of the Company, offset by increased reimbursement of overhead expenses from joint ventures. Equity in income of unconsolidated joint ventures amounting to $4.9 million was recognized in the 1999 period, compared to an insignificant loss in the comparable period for 1998. The Company did not begin investing in unconsolidated joint ventures until the fourth quarter of 1997 and no significant operating results were realized in the first six months of 1998.

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

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference.

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

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference.